Form 10-Q
period 1996-06-30
BANCORP CONNECTICUT INC
filed 1996-08-09
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 ---
| X |           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                                    -------------
                                OR
 ---
|    |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---            SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ___________________    to  _______________

                Commission file number          34-0-25158
                                                ----------
                            BANCORP CONNECTICUT, INC.
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                    061394443
- -----------------------------------------------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)


        121 Main Street, Southington, CT                        06489
        ---------------------------------------------------------------------
        (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code           860-628-0351
                                                             ------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (check mark) No
                      ------------    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on July 19, 1996 was 2,662,881.

                            BANCORP CONNECTICUT, INC.

                               INDEX TO FORM 10-Q
                               ------------------

PART I.       FINANCIAL INFORMATION                                   PAGE
- -------       ---------------------                                   ----

Item 1.       Financial Statements (unaudited)

              (a)  Consolidated Condensed Balance Sheets -
                   June 30, 1996 and December 31, 1995                 1

              (b)  Consolidated Condensed Statements of
                   Income - Three months and six months
                   ended June 30, 1996 and 1995                        2

              (c)  Consolidated Condensed Statements of
                   Changes in Capital Accounts - Six
                   months ended June 30, 1996 and 1995                 4

              (d)  Consolidated Condensed Statements of
                   Cash Flows - Six months ended June 30,
                   1996 and 1995                                       5

              (e)  Notes to the Consolidated Condensed
                   Financial Statements - June 30, 1996                6


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9


PART II.      OTHER INFORMATION
- --------      -----------------

Item 1.       Legal Proceedings                                      16

Item 2.       Changes in Securities                                  16

Item 3.       Defaults Upon Senior Securities                        16

Item 4.       Submission of Matters to a Vote of Security
              Holders                                                16

Item 5.       Other Information                                      17

Item 6.       Exhibits and Reports on Form 8-K                       17

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)


                                                    June 30,       December 31,
                                                      1996            1995
                                                  -----------      -----------
                                                  (unaudited)
Assets:
  Cash and due from banks                           $  7,795        $  6,572
  Federal funds sold                                       0           4,100
                                                    --------        --------
         Cash and cash equivalents                     7,795          10,672
                                                    --------        --------

  Trading account securities                             456             391

  Investment securities:
    Available-for-sale (at market value)             107,886         106,889
    Held-to-maturity                                  36,664          23,661
                                                    --------        --------
                                                     144,550         130,550

  Loans                                              244,448         237,154
  Less: Allowance for loan losses                     (4,903)         (5,488)
            Deferred loan fees                          (950)           (960)
                                                    --------        --------
                                                     238,595         230,706

  Federal Home Loan Bank stock                         2,040           1,978
  Bank premises and equipment                          3,419           3,388
  Other real estate owned                              2,582             872
  Accrued income receivable                            2,693           2,520
  Deferred taxes                                       2,478           2,425
  Other assets                                         1,153             476
                                                    --------        --------
        Total assets                                $405,761        $383,978
                                                    ========        ========
Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and Now                                  $ 35,448        $ 33,924
    Savings                                           98,496          99,967
    Time                                             167,878         160,944
                                                    --------        --------
                                                     301,822         294,835

  Mortgagors' escrow accounts                          1,708           1,653
  Advances from Federal Home Loan Bank                18,000          19,990
  Federal funds purchased                              1,000             675
  Securities sold under agreements to repurchase      38,536          21,553
  Accrued taxes, expenses and other liabilities        1,859           2,062
                                                    --------        --------
        Total liabilities                            362,925         340,768
                                                    --------        --------

Shareholders' Equity:
    Common stock                                       2,730           2,263
    Additional paid-in capital                        27,461          18,862
    Retained earnings                                 14,332          21,576
    Unrealized gain (loss) on investment
      securities, net                                    (96)            509
    Treasury stock, at cost                           (1,591)              -
                                                    --------        --------
                                                      42,836          43,210
                                                    --------        --------
        Total liabilities and shareholders' equity  $405,761        $383,978
                                                    ========        ========

See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (dollars in thousands)
                                  (unaudited)


                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                                 ------------------         ----------------

                                                   1996       1995           1996       1995
                                                   ----       ----           ----       ----
Interest Income:
  Interest and fees on loans                     $5,180     $4,709        $10,303    $ 9,271
  Interest and dividends on securities:
    U.S. Government and agency securities         1,336      1,357          2,683      2,579
    Other bonds and notes                            38         36             75         69
    Marketable equity securities                    691        598          1,325      1,191
                                                 ------     ------        -------    -------
                                                  2,065      1,991          4,083      3,839
  Interest on trading account                        16          0             20          4
  Interest on Federal funds sold                     64         40            170         70
  Other interest and dividend income                 33         35             64         71
                                                 ------     ------        -------    -------
      Total interest income                       7,358      6,775         14,640     13,255
                                                 ------     ------        -------    -------

Interest Expense:
  Interest on NOW deposits                           63         61            127        119
  Interest on savings deposits                      669        595          1,330      1,206
  Interest on time deposits                       2,296      2,117          4,585      3,906
                                                 ------     ------        -------    -------
                                                  3,028      2,773          6,042      5,231

  Interest on borrowed funds                        695        549          1,378      1,112
                                                 ------     ------        -------    -------
      Total interest expense                      3,723      3,322          7,420      6,343
                                                 ------     ------        -------    -------

      Net interest income                         3,635      3,453          7,220      6,912

Provision for loan losses                           100         30            175         60
                                                 ------     ------        -------    -------
      Net interest income after
           provision for loan losses              3,535      3,423          7,045      6,852

Other Income:
  Net securities gains                               41         30            242         66
  Net trading account gains (losses)                 50         (4)            64          2
  Trust fees                                        111         84            223        167
  Service charges on deposit accounts               136        125            270        254
  Other                                              53         47            122        107
                                                 ------     ------        -------    -------
                                                    391        282            921        596
                                                 ------     ------        -------    -------
Other Expenses:
  Salaries and employee benefits                  1,125      1,047          2,220      2,050
  Occupancy                                         128        122            278        246
  Furniture and equipment expense                    84         74            169        153
  Data processing                                   155        144            311        284
  FDIC assessments                                    0        158              1        316
  Legal expense                                      84         46            159        109
  OREO expense                                        5        (17)            87         43
  Advertising expense                               105         61            158        106
  Other                                             485        419            906        828
                                                 ------     ------        -------    -------
                                                  2,171      2,054          4,289      4,135
                                                 ------     ------        -------    -------

      Income before taxes                         1,755      1,651          3,677      3,313

Provision for income taxes                          565        525          1,203      1,071
                                                 ------     ------        -------    -------

      Net income                                 $1,190     $1,126        $ 2,474    $ 2,242
                                                 ======     ======        =======    =======


                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED
                                  (unaudited)


                                                   Three Months Ended           Six Months Ended
                                                       June 30,                      June, 30
                                                   ------------------           ----------------

                                                       1996       1995       1996       1995
                                                       ----       ----       ----       ----

Average shares & common stock equivalents          2,864,839  2,793,724  2,865,245  2,785,270

Net income per share                                   $0.42      $0.40      $0.86      $0.81

Cash dividend per share                               $0.179     $0.146     $0.350     $0.279


Average shares outstanding and per share data have been restated to reflect a 20% stock dividend paid on June 19, 1996.

See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                   (unaudited)


                                                                            UNREALIZED
                                                                            GAIN (LOSS) ON
                                 COMMON        PAID-IN        RETAINED      INVESTMENT        TREASURY
                                  STOCK        CAPITAL        EARNINGS      SECURITIES          STOCK
                                 ------       --------        --------      ----------        --------

Balance at December 31, 1994      $2,248        $18,704        $18,870         ($2,465)          $    0
  Net income                                                     2,242
  Stock options exercised              6             34
  Cash dividends declared
    ($.279 per share)                                             (754)
  Decrease in net unrealized loss
    on investment securities                                                     2,296
                                  ------        -------        -------         -------          -------

Balance at June 30, 1995          $2,254        $18,738        $20,358           ($169)          $    0
                                  ======        =======        =======         =======          =======

Balance at December 31, 1995      $2,263        $18,862        $21,575          $  509           $    0
  Net income                                                     2,474
  Stock options exercised             23            171
  Cash dividends declared
    ($.35 per share)                                              (948)
  Stock dividend declared - 20%      444          8,317         (8,769)
  Treasury stock purchased                                                                       (1,591)
  Decrease in net unrealized gain
    on investment securities                                                      (605)
  Tax benefits related to common
    stock option exercises and
    restricted stock                                111
                                  ------        -------        -------         -------          -------

Balance at June 30, 1996          $2,730        $27,461        $14,332            ($96)         ($1,591)
                                  ======        =======        =======         =======          =======


See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                  SIX  MONTHS ENDED
                                                                       JUNE 30,
                                                                  -----------------

                                                                  1996            1995
                                                                  ----            ----
Cash flows from operating activities:
    Net income                                                    $2,474        $2,242
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation/amortization expense                           226           207
         Deferred income tax provision                               369             1
         Gain on sale of OREO                                        (29)          (44)
         Net accretion and amortization of bond
           premium and discount                                       57          (270)
         Provision for loan losses                                   175            60
         Provision for foreclosed real estate losses                  51             9
         Amortization of deferred loan points                        (89)          (56)
         Realized gains on held-for-sale securities                 (242)          (66)
         Net trading account gains                                   (64)           (2)
         Increase in trading account                                   0          (243)
         Increase in accrued income receivable                      (173)         (185)
         Increase (decrease) in accrued expenses payable
           and other liabilities                                    (203)          223
         Increase in other assets                                   (678)         (214)
                                                                 -------        ------
                                  Total adjustments                 (600)         (580)
                                                                 -------        ------

        Net cash provided by operating activities                  1,874         1,662
                                                                 -------        ------
Cash flows from investing activities:
    Purchases of securities held-to-maturity                     (18,616)       (7,514)
    Purchases of securities available-for-sale                   (24,016)      (20,369)
    Proceeds from sales of securities available-for-sale           5,794        10,625
    Proceeds from maturities of securities                        16,000        16,000
    Paydowns on mortgage-backed securities                         5,996         1,784
    Purchases of Federal Home Loan Bank stock                        (61)            0
    Net increase in loans                                        (10,895)       (7,717)
    Purchases of premises and equipment, net                        (238)         (124)

    Proceeds from sale of foreclosed real estate, net              1,269           461
                                                                 -------        ------

        Net cash used in investing activities                    (24,767)       (6,854)
                                                                 -------        ------
Cash flows from financing activities:
    Net increase in time deposits                                  7,178        16,333
    Net decrease in other deposits                                  (190)      (10,936)
    Net increase in mortgagors' escrow                                55           116
    Proceeds from borrowings                                      14,703         3,098
    Repayment of borrowings                                      (16,693)      (11,397)
    Net increase in Federal funds purchased                          325             0
    Net increase in repurchase agreements                         16,983         7,801
    Repurchase of common stock                                    (1,591)            0
    Proceeds from exercise of stock options                          194            40
    Cash dividends paid                                             (948)         (754)
                                                                 -------        ------
        Net cash provided by financing activities                 20,016         4,301
                                                                 -------        ------

               Net decrease in cash and cash equivalents          (2,877)         (891)
                                                                 -------        ------

Cash and cash equivalents at beginning of period                  10,672         6,050
                                                                 -------        ------
           Cash and cash equivalents at end of period             $7,795        $5,159
                                                                 =======        ======

Schedule of noncash investing and financing activities:
     Change in unrealized loss on investment securities            ($605)       $2,296
     Transfer of loans to other real estate owned                  2,719           464
     Foreclosed real estate sales financed                           316           154
     Transfer of In-substance foreclosures to loans                              3,292

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation

In the opinion of Bancorp Connecticut, Inc. (the "Corporation"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1996 and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995. The results of its operations for the periods shown are not necessarily indicative of the results to be expected for the full year.

Certain 1995 amounts have been reclassified to conform with the 1996 presentation. These reclassifications had no impact on net income.

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of June 30, 1996 and December 31, 1995 are as follows:

                                                                     Held-to-Maturity
                                         -----------------------------------------------------------------
                                                               Gross             Gross          Estimated
                                             Amortized       Unrealized        Unrealized         Market
(000's), June 30, 1996                         Cost            Gains             Losses            Value
- ----------------------                       ---------       ----------        ----------       ----------

United States Government
   agency obligations                       $ 22,788          $    92           $   (280)        $ 22,600
Municipal bonds                                3,131               64                (19)           3,176
Mortgage-backed securities                    10,745                0               (361)          10,384
                                            --------          -------           --------         --------
                                            $ 36,664          $   156           $   (660)        $ 36,160
                                            ========          =======           ========         ========

                                                                  Available-for-Sale
                                         -----------------------------------------------------------------
                                                              Gross             Gross            Estimated
                                           Amortized        Unrealized        Unrealized          Market
                                              Cost             Gains           Losses              Value
                                           -----------       ----------        ----------       ----------
United States Government
   obligations                              $ 16,698          $    72           $    (16)        $ 17,024
Mortgage-backed securities                    35,384              240               (341)          35,283
Marketable equity securities                  47,851              444               (363)          47,932
Mutual funds                                   7,846                0               (199)           7,647
                                            --------          -------           --------         --------
                                            $108,049          $   756           $   (919)        $107,886
                                            ========          =======           ========         ========



                                                                     Held-to-Maturity
                                         -----------------------------------------------------------------
                                                              Gross             Gross            Estimated
                                           Amortized          Unrealized        Unrealized         Market
(000's), December 31, 1995                    Cost             Gains            Losses             Value
- --------------------------                 -----------       ----------        ----------       ----------
United States Government
   agency obligations                       $ 17,947          $   251           $    (24)        $ 18,174
Municipal bonds                                3,022              112                 (5)           3,129
Mortgage-backed securities                     2,692               27                  0            2,719
                                            --------          -------           --------         --------
                                            $ 23,661          $   390           $    (29)        $ 24,022
                                            ========          =======           ========         ========


                                                                   Available-for-Sale
                                         -----------------------------------------------------------------
                                                               Gross             Gross            Estimated
                                           Amortized         Unrealized         Unrealized         Market
                                              Cost             Gains              Losses           Value
                                           -----------       ----------        ----------       ----------
United States Government
   obligations                              $ 22,917          $   205           $    (12)        $ 23,110
Mortgage-backed securities                    38,888              497               (120)          39,265
Marketable equity securities                  36,375              665               (201)          36,839
Mutual funds                                   7,846                0               (171)           7,675
                                            --------          -------           --------         --------
                                            $106,026          $ 1,367           $   (504)        $106,889
                                            ========          =======           ========         ========


NOTE 3.  Activity in the Allowance for Loan Losses

(dollars in thousands)                       1996                      1995
                                            -----                     ------

Balance at beginning of year                $5,488                    $6,136
Provision for loan losses                      175                        60
Charge-offs                                   (834)                     (569)
Recoveries                                      74                       136
                                            ------                    ------
Balance at June 30,                         $4,903                    $5,763
                                            ======                    ======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  Nonperforming Assets
                                                June 30,        December 31,
(dollars in thousands)                            1996             1995
                                                --------        ------------
Nonaccrual loans
   Residential real estate                      $ 2,578          $ 3,650
   Commercial real estate                           570            1,134
   Commercial                                       346            1,062
   Consumer                                         356              410
                                                -------          -------
          Total nonaccrual loans                  3,850            6,256

Accruing loans past due 90 days or more               -                -

Total nonperforming loans                         3,850            6,256

Other real estate owned                           2,582              872
                                                -------          -------

         Total nonperforming assets             $ 6,432          $ 7,128
                                                =======          =======
Nonperforming loans as percentage
   of total loans                                  1.57%            2.64%
                                                =======          =======
Nonperforming assets as a percentage
   of total assets                                 1.59%            1.86%
                                                =======          =======

FOR FURTHER INFORMATION AND FOR ASSISTANCE IN READING THIS REPORT, REFER TO THE FINANCIAL STATEMENTS AND FOOTNOTES INCLUDED IN THE CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 AND TO THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDED IN THIS REPORT.

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


                       Second Quarter Ended June 30, 1996

Bancorp Connecticut, Inc. ("the Registrant") is the holding company of Southington Savings Bank (the "Bank"). Since the Bank is the Registrant's sole subsidiary, the Registrant's earnings and financial condition are predicated almost entirely on the performance of the Bank.

Changes in Financial Condition

Investments

Total investments increased from $130,550,000 at December 31, 1995 to $144,550,000 at June 30, 1996. The increase was primarily due to the purchase of mortgage-backed securities in the held-to- maturity portfolio which was funded by an increase in repurchase agreements.

Other Real estate owned

Other real estate owned increased by $1,710,000 from December 31, 1995 to June 30, 1996 primarily as a result of the settlement of a lawsuit during the first quarter of 1996 which enabled the Bank to take possession of properties that collateralized various loans which were involved in the litigation.

Other Assets

Other assets increased from $476,000 at December 31, 1995 to $1,153,000 at June 30, 1996 due primarily to an increase in the refund receivable for Federal and State income taxes of $492,000 for the period.

Deposits

Total deposits increased $6,987,000 or 2.4% from December 31, 1995 to June 30, 1996 primarily as a result of CD promotions and a free checking account program during the year which brought new money into the Bank.

Shareholder's equity

On June 19, 1996, the Registrant distributed a 20% stock dividend which resulted in a transfer from retained earnings to additional paid-in capital for the difference between the par value and market value of shares distributed. In addition, the Registrant has repurchased approximately 72,800 shares into treasury between December 31, 1995 and June 30, 1996 which is accounted for by the cost method.


Changes in Results of Operations

Earnings

Net income for the quarter ended June 30, 1996 was $1,190,000 as compared to $1,126,000 for the second quarter of 1995, an increase of 5.7%. The increase was primarily due to higher net interest income, and to a lesser extent, increases in noninterest income and net securities gains. The annualized return on average assets for the quarter ended June 30, 1996 was 1.20% as compared to 1.24% for the quarter ended June 30, 1995.

Net income for the six months ended June 30, 1996 was $2,474,000 as compared to $2,242,000 for the same period of 1995. The increase was primarily due to higher net interest income, a higher level of net securities gains and increased noninterest income as well as a substantial reduction in FDIC insurance premiums which took effect during the latter part of 1995. The annualized return on average assets for the six months ended June 30, 1996 was 1.26% as compared to 1.25% for six months ended June 30, 1995.


Net Interest Income

Net interest income increased $182,000 or 5.3% for the second quarter of 1996 as compared to the same quarter of 1995. Interest income increased $583,000 or 8.6% for the three month period ended June 30, 1996 as compared to the same period in 1995, primarily as a result of an increase in average interest earning assets of $29,932,000 or 8.4% as compared to the prior year's quarter. The tax equivalent yield on earning assets increased to 7.95% for the current quarter as compared to 7.91% for the same quarter of 1995.

Interest expense increased $401,000 or 12.1%, primarily from an increase in average interest bearing liabilities of $27,937,000 or 9.1% as compared to the prior year's quarter. The Bank's cost of funds increased to 4.45% for the current quarter as compared to 4.34% for the same quarter of 1995.

Net interest income increased $308,000 or 4.5% for the six months ended June 30, 1996 as compared to the same period in 1995. Interest income increased $1,385,000 or 10.4% as compared to the same six month period of 1995. The tax equivalent yield on earning assets increased to 7.93% as compared to 7.81% for the same six month period in 1995. In addition, average interest earning assets rose 8.9% during the period. Interest expense increased $1,077,000 or 17.0% for the first six months of 1996 as compared to the first six months of 1995. The Bank's cost of funds increased to 4.48% for the first six months of 1996 compared to 4.17% for the same period of 1995. Average interest bearing liabilities increased 9.1% as compared to the prior year's period.


Provision for Loan Losses

The provision for loan losses increased to $100,000 for the second quarter of 1996 as compared to $30,000 for the same quarter of 1995 in response to an increase in commercial loans during 1996. As of June 30, 1996, nonperforming loans totaled $3,850,000 or 1.57% of total loans as compared to $7,024,000 or 2.93% on June 30, 1995. This reduction is due to the settlement of foreclosure actions during the first quarter of 1996 which resulted in the transfer of approximately $3 million from non-performing loans to other real estate owned.

The allowance for loan losses as a percentage of nonperforming loans was 127.4% as of June 30, 1996 as compared to 82.1% on June 30, 1995. Net loan charge-offs for the second quarter of 1996 were $267,000 as compared to $326,000 for the same quarter of 1995.

For the six months ended June 30, 1996, the provision for loan losses was $175,000 as compared to $60,000 for the same period in 1995. Net charge-offs for the first six months of 1996 totaled $760,000 as compared to $433,000 for the same period in 1995 and include the nonrecoverable amount from the settlement of the foreclosure actions mentioned previously.

Nonperforming assets declined to $6,432,000 or 1.6% of total assets as of June 30, 1996 as compared to $7,583,000 or 2.1% as of June 30, 1995, a decline of 15.2%. (See note 4 to the unaudited consolidated financial statements.)

Management believes the allowance for loan losses is maintained at a level that is adequate to absorb losses within the loan portfolio. (See notes 3 and 4 to the unaudited consolidated financial statements.)


Other Income

Noninterest income was $391,000 for the second quarter of 1996 as compared to $282,000 for the same quarter of 1995, an increase of 38.7%. The increase was primarily due to net securities and trading account gains of $91,000 in the current quarter as compared to $26,000 for the same quarter of 1995. In addition, trust fees increased $27,000 or 32.1% for the second quarter of 1996 as compared to the same quarter of 1995 due primarily to an increase in assets under management.

Noninterest income for the six months ended June 30, 1996 totaled $921,000 as compared to $596,000 for the same period in 1995, an increase of 54.5%. The primary reason for the increase was an increase in net securities and trading account gains to $306,000 for the six month period ended June 30, 1996 from $68,000 for the same period of 1995. In addition, trust fees increased $56,000 or 33.5% for the six month period ended June 30, 1996 as compared to the same period of 1995 due to an increase in assets under management.


Other Expenses

Noninterest expenses increased $117,000 or 5.7% for the second quarter of 1996 as compared to the same quarter of 1995. Salaries and benefits increased $78,000 or 7.4% during the second quarter of 1996 in comparison to the same quarter of 1995 as a result of normal compensation adjustments and additional staffing. Also, advertising expense increased $44,000 or 72.1% for the quarter ended June 30, 1996 as compared to the same quarter in 1995 due to an extended checking account campaign, the introduction of 24 hour telephone banking and additional advertising for loan products during the quarter. These increases were partially offset by a reduction in FDIC insurance premiums from 0.23% of deposits to the minimum of $1,000 semiannually which resulted in a decrease in premiums of $158,000 during the second quarter of 1996 as compared to the same quarter in 1995.

Noninterest expenses increased $154,000 or 3.7% for the six months ended June 30, 1996 as compared to the same period in 1995. Salaries and benefits increased $170,000 or 8.3% for the six months ended June 30, 1996 as compared to the same period in 1995 due to normal compensation adjustments and additional staffing. In addition, legal expense increased $50,000 or 45.9% for the six month period ended June 30, 1996 as compared to the same period in 1995 due primarily to additional costs resulting from the settlement of a lawsuit during the period.

Income Taxes

Estimated income taxes for the second quarter of 1996 were $565,000 as compared to $525,000 for the same quarter of 1995. The increase was primarily due to the generation of income before taxes of $1,755,000 for the quarter ended June 30, 1996 as compared to $1,651,000 for the same quarter of 1995. The effective tax rate for the second quarter of 1996 was 32.2% as compared to 31.8% for the same quarter of 1995, and is lower than the expected statutory rate due to the Federal and State dividends received deduction.

Estimated income taxes for the six months ended June 30, 1996 were $1,203,000 as compared to $1,071,000 for the same period in 1995. The increase was primarily due to the generation of income before taxes of $3,677,000 for the six months ended June 30, 1996 as compared to $3,313,000 for the same period in 1995. The effective rate for the first six months of 1996 was 32.7% as compared to 32.3% for the same period of 1995.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)
- -----------------------------------------------------------------------------
(2)
- ---

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.


                                          Three months ended        Three months ended       1996 Compared to 1995
                                             June 30, 1996             June 30, 1995       Increase (Decrease) Due to
                                      -------------------------- ------------------------- --------------------------

(dollars in thousands)                Average             Yield/  Average           Yield/
- ----------------------                Balance   Interest   Rate   Balance Interest  Rate      Volume   Rate  Net(1)
                                      -------   --------  ------ -------- -------   -----     ------  -----  ------
ASSETS
Interest-earning assets:
   Loans                              $239,791  $5,180    8.64% $222,811  $4,709   8.45%      $365    $106    $471
   Taxable investment securities
     (at cost)                         135,340  $2,338    6.91%  125,514   2,205   7.03%       170     (37)    133
   Municipal bonds                       3,132     $56    7.15%    2,925      53   7.25%         4      (1)      3
   Federal funds sold                    4,171     $65    6.23%    2,639      40   6.06%        24       1      25
   Other interest-earning assets         3,405     $33    3.88%    2,018      35   6.94%        18     (20)     (2)
                                      ----------------           ---------------              --------------------

Total interest-earning assets          385,839   7,672    7.95%  355,907   7,042   7.91%       581      49     630
                                      ----------------           ---------------              --------------------
Noninterest-earning assets:
 Cash and due from banks                 4,994                     4,209
 Premises and equipment, net             3,450                     3,631
 Other assets                            7,617                     4,265
 Less loan loss allowance               (5,023)                   (6,050)
                                      --------                  --------
    TOTAL ASSETS                      $396,877                  $361,962
                                      ========                  ========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits             $113,962    $722    2.53% $111,836    $647   2.31%      $ 12    $ 63    $ 75
 Time deposits                         166,786   2,296    5.51%  154,979   2,117   5.46%       162      17     179
 Mortgagors' escrow deposits             1,318      10    3.03%    1,183       9   3.04%         1       0       1
 FHLB of Boston advances
   and other borrowings                 20,044     275    5.49%   13,441     177   5.27%        90       8      98
 Securities sold under agreements
   to repurchase                        32,229     420    5.21%   24,963     372   5.96%        99     (51)     48
                                      ----------------          ----------------             ---------------------
Total interest-bearing
   liabilities                         334,339   3,723    4.45%  306,402   3,322   4.34%       364      37     401
                                      ----------------          ----------------             ---------------------
Noninterest-bearing liabilities:
 Demand deposits                        18,660                    14,964
 Other                                   1,112                       911

Stockholders' equity                    42,766                    39,685
                                      --------                  --------
TOTAL LIABILITIES AND EQUITY          $396,877                  $361,962
                                      ========                  ========
Net interest income before Federal
  tax equivalent adjustment                      3,949                     3,720              $217    $ 12    $229
Federal tax equivalent adjustment                 (314)                     (267)             ====================
                                                ------                    ------

Net interest income                             $3,635                    $3,453
                                                ======                    ======
Net interest spread (tax equivalent basis)                3.50%                    3.57%
                                                          ====                     =====

Net interest margin (tax equivalent basis)                4.09%                    4.18%
                                                          ====                     =====

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Fully taxable equivalent income was calculated based on statutory federal and state tax rates

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)
- -----------------------------------------------------------------------------
(2)
- ---

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                           Six months ended              Six months ended           1996 Compared to 1995
                                             June 30, 1996                 June 30, 1995           Increase (Decrease) Due to
                                     -----------------------------   -------------------------     --------------------------

(dollars in thousands)                Average               Yield/   Average            Yield/
- ----------------------                Balance   Interest    Rate     Balance  Interest   Rate      Volume   Rate  Net (1)
                                     --------   --------    -----   --------  -------   ------     ------   ----  ------
ASSETS
Interest-earning assets:
   Loans                             $238,628   $10,303     8.64%  $221,087   $9,271     8.39%      $751    $281  $1,032
   Taxable investment securities      133,297     4,589     6.89%   124,473    4,274     6.87%       304      11     315
   Municipal bonds                      3,097       111     7.17%     2,816      101     7.17%        10       0      10
   Federal funds sold                   6,559       170     5.18%     2,368       70     5.91%       110     (10)    100
   Other interest-earning assets        2,859        64     4.48%     2,116       71     6.71%        21     (28)     (7)
                                     ------------------            -----------------               ---------------------

Total interest-earning assets         384,440    15,237     7.93%   352,860   13,787     7.81%     1,196     254   1,450
                                     ------------------            -----------------               ---------------------
Noninterest-earning assets:
   Cash and due from banks              4,375                         4,359
   Premises and equipment, net          3,467                         3,657
   Other assets                         6,764                         3,499
   Less loan loss allowance            (5,233)                       (5,916)
                                     --------                      --------
    TOTAL ASSETS                     $393,813                      $358,459
                                     ========                      ========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
   NOW and savings deposits          $113,561    $1,441     2.54%  $114,065   $1,312     2.30%       ($6)    135    $129
   Time deposits                      165,082     4,585     5.55%   149,421    3,906     5.23%       425     254     679
   Mortgagors' escrow deposits          1,058        16     3.02%     1,032       13     2.52%         0       3       3
   FHLB of Boston advances
     and other borrowings              19,438       530     5.45%    13,443      354     5.27%       163      13     176
   Securities sold under agreements
     to repurchase                     32,472       848     5.22%    26,058      758     5.82%       173     (83)     90
                                     ------------------             -----------------                -------------------
Total interest-bearing
     liabilities                      331,611     7,420     4.48%   304,019    6,343     4.17%       755     322   1,077
                                     ------------------             ----------------                 -------------------
Noninterest-bearing liabilities:
   Demand deposits                     18,200                        14,791
   Other                                1,044                           851

Stockholders' equity                   42,958                        38,798
                                     --------                      --------

TOTAL LIABILITIES AND EQUITY         $393,813                      $358,459
                                     ========                      ========
Net interest income before Federal
    tax equivalent adjustment                    $7,817                       $7,444                $441    ($68)   $373
Federal tax equivalent adjustment                  (597)                        (532)               ====================
                                                 ------                       ------

Net interest income                               7,220                        6,912
                                                 ======                       ======
Net interest spread (tax equivalent basis)                  3.45%                        3.64%
                                                            ====                         =====

Net interest margin (tax equivalent basis)                  4.07%                        4.22%
                                                            =====                        =====

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Fully taxable equivalent income was calculated based on statutory federal and state tax rates

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         a.  Wednesday, May 15, 1996 - Annual Meeting

         b.  Directors elected at this meeting:
                           Michael J. Karabin
                           David P. Kelley
                           Ralph G. Mann
                           Anthony S. Pizzitola

             Directors whose term of office as director continued after this meeting:
                           Norbert H. Beauchemin
                           Walter J. Hushak
                           Frederick E. Kuhr
                           Joseph J. LaPorte
                           Andrew J. Meade
                           Robert D. Morton
                           Frank R. Miller
                           Dennis J. Stanek

         c.1 The election of four directors for a three year term who, with the eight directors whose term of office do not expire at this meeting, will constitute the full Board of Directors.

                                              For             Withheld
                                              ---             --------
             Michael J. Karabin            1,590,888           24,392
             David P. Kelley               1,587,125           28,155
             Ralph G. Mann                 1,590,888           24,392
             Anthony S. Pizzitola          1,590,888           24,392

          2. The amendment of the Registrant's Certificate of
             Incorporation to reduce the number of shares of the
             Company's Common Stock from 12,000,000 shares to
             7,000,000 shares
                                    For             Against           Abstain
                                    ---             -------           -------
             Total Votes         1,572,060           13,878           29,342

          3. The ratification of the appointment of Coopers & Lybrand L.L.P. as the Registrant's independent accountants for the fiscal year ending December 31, 1996

                                    For             Against           Abstain
                                    ---             -------           -------
             Total Votes         1,576,022           4,484            34,774


Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits Required by Item 601 of Regulation S-K.

                  Exhibit No.      Description
                  -----------      -----------

                  3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696) (the "Registration Statement")).

                  3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

                  3.3 Certificate of Amendment of Certificate of Incorporation dated May 20, 1996.

                  4 Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2).

                  10.1 Employment Agreement dated as of January 1, 1994, by and between the Bank and Robert D. Morton
                                   (Incorporated by reference to
                                   Exhibit 10.1 to the Registration
                                   Statement).

                  10.2 Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit
                                   10.2 to the Registration Statement).

                  10.3 Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit
                                   10.3 to the Registration Statement).

                  10.4 Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement).

                  11.1             Statement re computation of per share
                                   earnings.

                  27               Financial Data Schedule

         (b)  Reports on Form 8-K.

The Registrant filed a report on Form 8-K during the second quarter of 1996 to report 1) that the stockholders of the Registrant approved an amendment to the Registrant's Certificate of Incorporation to reduce the number of authorized shares from 12,000,000 shares to 7,000,000 shares; and 2) the Registrant announced that its board of directors had authorized a stock dividend of twenty percent on all issued and outstanding shares of the Registrant's Common Stock. The record date for the stock dividend was June 5, 1996 and the date of distribution was June 19, 1996. The date of the report was May 15, 1996.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BANCORP CONNECTICUT, INC.
                          -----------------------------
                                  (Registrant)


Date: August 7, 1996              By: /s/ Robert D. Morton
      --------------                  --------------------
                                      Robert D. Morton
                                      Its President and Cheif Executive
                                      Officer (A duly authorized officer)


Date: August 7, 1996              By: /s/ Anthony Priore, Jr.
      --------------                  -----------------------
                                      Anthony Priore, Jr.
                                      Its Treasurer and Secretary
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                  Description
- -----------                  -----------

3.1                   Certificate of Incorporation of
                      Registrant (Incorporated by reference
                      to Exhibit 3.1 to the Registrant's
                      Registration Statement on Form S-4
                      (Registration No. 33-77696) (the
                      "Registration Statement")).

3.2                   Bylaws of Registrant (Incorporated by
                      reference to Exhibit 3.2 to the
                      Registration Statement).

3.3                   Certificate of Amendment of Certificate of
                      Incorporation dated May 20, 1996.

4                     Instruments defining the rights of
                      security holders (Included in Exhibits
                      3.1 and 3.2).

10.1 Employment Agreement dated as of January 1, 1994, by and between the Bank and Robert D. Morton (Incorporated by reference to Exhibit
                      10.1 to the Registration Statement).

10.2                  Southington Savings Bank 1986 Stock Option
                      Plan (Incorporated by reference to Exhibit
                      10.2 to the Registration Statement).

10.3                  Southington Savings Bank 1993 Stock Option
                      Plan (Incorporated by reference to Exhibit
                      10.3 to the Registration Statement).

10.4 Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to
                      Exhibit 10.4 to the Registration Statement).

11.1                  Statement re computation of
                      per share earnings

27                    Financial Data Schedule

     Exhibit 3.3: Certificate of Amendment of Certificate of Incorporation

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION

                                     * * *

     Bancorp Connecticut, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Company").

     DOES HEREBY CERTIFY:

     FIRST: That at a meeting of the Board of Directors-of the Company, resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of the Company, declaring said amendment to be advisable and directing that the amendment be considered at the next annual meeting of the stockholders. The resolution setting forth the proposed amendment is as follows:

    RESOLVED: That the first paragraph of Article Fourth of the Company's
              Certificate of Incorporation be amended and restated to read in its entirety: "The total authorized captial stock of the Corporation consists of 8 million shares, consisting of 7 million shares of Common Stock, par value $1.00 per share, and 1 million shares of Preferred stock, without par value."

     SECOND: That thereafter, pursuant to the resolutions of the Company's Board of Directors, the annual meeting of the stockholders of the Company was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statue were voted in favor of the amendment.

     THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said Bancorp Connecticut, Inc. has caused this certificate to be signed by Anthony Priore, Jr., this 20th day of May, 1996.

                                             BANCORP CONNECTICUT, INC.


                                             By: /s/ Anthony Priore, Jr.
                                                 ------------------------------
                                                 Anthony Priore, Jr.
                                                 Its Secretary and Treasurer

Exhibit 11.1:  Computation of Per Share Earnings


                                                     Quarter ended       Six months ended
(dollar amounts in thousands except                     June 30,             June 30,
         per share)                                  --------------      ----------------


                                                       1996    1995        1996    1995
                                                      ------  ------      ------  ------

Net income - primary and fully diluted                $1,190  $1,126      $2,474  $2,242
- --------------------------------------                ======  ======      ======  ======
Weighted Average Common Stock
   and Common Equivalent Stock

Weighted average common stock outstanding              2,684   2,702       2,700   2,700

Assumed conversion (as of the beginning of
   each period or upon issuance during a
   period) of stock options outstanding at
   the end of each period                                181      91         165      85

Weighted average common stock outstanding -
   primary                                             2,865   2,794       2,865   2,785
                                                      ======   =====       =====   =====
Weighted average common stock outstanding              2,684   2,702       2,700   2,700

Assumed conversion (as of the beginning of
   each period or upon issuance during a
   period) of stock options outstanding at
   the end of each period                                214     112         186      92

Weighted average common stock outstanding -
   fully diluted                                       2,898   2,814       2,886   2,792
                                                      ======  ======      ======  ======

Earnings per Weighted Average Common Share            $0.443  $0.417      $0.916  $0.830
                                                      ------  ------      ------  ------
Earnings per Common and Common Equivalent Share

   Primary                                            $0.415  $0.403      $0.864  $0.805
                                                      ------  ------      ------  ------

   Fully Diluted                                      $0.411  $0.400      $0.857  $0.803
                                                      ------  -------     ------  ------

Average shares outstanding and per share data have been restated to reflect a 20% stock dividend paid on June 19, 1996.