Form 10-Q/A
period 1996-06-30
BANCORP CONNECTICUT INC
filed 1996-11-08
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934,
     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 9, 1996


                  For the quarterly period ended June 30, 1996
                                    -------------

                        Commission file number 34-0-25158
                                                ----------

                            BANCORP CONNECTICUT, INC.
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                    061394443
-----------------------------------------------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)


        121 Main Street, Southington, CT                        06489
        ---------------------------------------------------------------------
        (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code           860-628-0351
                                                             ------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (check mark) No
                      ------------    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on July 19, 1996 was 2,662,881.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 1996 is being filed to revise the accounting treatment of a 20% stock distribution from a stock dividend to a 6-for-5 stock split effected in the form of a stock dividend.

                            BANCORP CONNECTICUT, INC.

                               INDEX TO FORM 10-Q
                               ------------------

PART I.       FINANCIAL INFORMATION                                   PAGE
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


PART II.      OTHER INFORMATION
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

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)


                                                    June 30,       December 31,
                                                      1996            1995
                                                  -----------      -----------
                                                  (unaudited)
Assets:
  Cash and due from banks                           $  7,795        $  6,572
  Federal funds sold                                       0           4,100
                                                    --------        --------
         Cash and cash equivalents                     7,795          10,672
                                                    --------        --------

  Trading account securities                             456             391

  Investment securities:
    Available-for-sale (at market value)             107,886         106,889
    Held-to-maturity                                  36,664          23,661
                                                    --------        --------
                                                     144,550         130,550

  Loans                                              244,448         237,154
  Less: Allowance for loan losses                     (4,903)         (5,488)
            Deferred loan fees                          (950)           (960)
                                                    --------        --------
                                                     238,595         230,706

  Federal Home Loan Bank stock                         2,040           1,978
  Bank premises and equipment                          3,419           3,388
  Other real estate owned                              2,582             872
  Accrued income receivable                            2,693           2,520
  Deferred taxes                                       2,478           2,425
  Other assets                                         1,153             476
                                                    --------        --------
        Total assets                                $405,761        $383,978
                                                    ========        ========
Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and Now                                  $ 35,448        $ 33,924
    Savings                                           98,496          99,967
    Time                                             167,878         160,944
                                                    --------        --------
                                                     301,822         294,835

  Mortgagors' escrow accounts                          1,708           1,653
  Advances from Federal Home Loan Bank                18,000          19,990
  Federal funds purchased                              1,000             675
  Securities sold under agreements to repurchase      38,536          21,553
  Accrued taxes, expenses and other liabilities        1,859           2,062
                                                    --------        --------
        Total liabilities                            362,925         340,768
                                                    --------        --------

Shareholders' Equity:
    Common stock                                       2,730           2,263
    Additional paid-in capital                        18,700          18,862
    Retained earnings                                 23,093          21,576
    Unrealized gain (loss) on investment
      securities, net                                    (96)            509
    Treasury stock, at cost                           (1,591)              -
                                                    --------        --------
                                                      42,836          43,210
                                                    --------        --------
        Total liabilities and shareholders' equity  $405,761        $383,978
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


Average shares outstanding and per share data have been restated for all periods presented to reflect a 6-for-5 stock split effected in the form of a stock dividend on June 19, 1996.

See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                   (unaudited)


                                                                            UNREALIZED
                                                                            GAIN (LOSS) ON
                                 COMMON        PAID-IN        RETAINED      INVESTMENT        TREASURY
                                  STOCK        CAPITAL        EARNINGS      SECURITIES          STOCK
                                 ------       --------        --------      ----------        --------

Balance at December 31, 1994      $2,248        $18,704        $18,870         ($2,465)          $    0
  Net income                                                     2,242
  Stock options exercised              6             34
  Cash dividends declared
    ($.279 per share)                                             (754)
  Decrease in net unrealized loss
    on investment securities                                                     2,296
                                  ------        -------        -------         -------          -------

Balance at June 30, 1995          $2,254        $18,738        $20,358           ($169)          $    0
                                  ======        =======        =======         =======          =======

Balance at December 31, 1995      $2,263        $18,862        $21,575          $  509           $    0
  Net income                                                     2,474
  Stock options exercised             23            171
  Cash dividends declared
    ($.35 per share)                                              (956)
  6-for-5 stock split
    effected in the form of
    a stock dividend                 444           (444)
  Treasury stock purchased                                                                       (1,591)
  Decrease in net unrealized gain
    on investment securities                                                      (605)
  Tax benefits related to common
    stock option exercises and
    restricted stock                                111
                                  ------        -------        -------         -------          -------

Balance at June 30, 1996          $2,730        $18,700        $23,093            ($96)         ($1,591)
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

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of June 30, 1996 and December 31, 1995 are as follows:

                                                                     Held-to-Maturity
                                         -----------------------------------------------------------------
                                                               Gross             Gross          Estimated
                                             Amortized       Unrealized        Unrealized         Market
(000's), June 30, 1996                         Cost            Gains             Losses            Value
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
                                            ========          =======           ========         ========



                                                                     Held-to-Maturity
                                         -----------------------------------------------------------------
                                                              Gross             Gross            Estimated
                                           Amortized          Unrealized        Unrealized         Market
(000's), December 31, 1995                    Cost             Gains            Losses             Value
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

Shareholder's equity

On June 19, 1996, the Registrant issued a six-for-five stock split effected in the form of a stock dividend. In connection with the split, common stock was credited and additional paid in capital was charged for the aggregate par value of the shares that were issued. In addition, the Registrant has repurchased approximately 72,800 shares into treasury between December 31, 1995 and June 30, 1996 which is accounted for by the cost method.

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

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)
-----------------------------------------------------------------------------
(2)
---

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

(dollars in thousands)                Average             Yield/  Average           Yield/
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

(2) Fully taxable equivalent income was calculated based on statutory federal and state tax rates

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)
-----------------------------------------------------------------------------
(2)
---

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

(dollars in thousands)                Average               Yield/   Average            Yield/
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

                            BANCORP CONNECTICUT, INC.
                          -----------------------------
                                  (Registrant)


Date: November 8, 1996            By: /s/ Robert D. Morton
      ----------------                --------------------
                                      Robert D. Morton
                                      Its President and Cheif Executive
                                      Officer (A duly authorized officer)


Date: November 8, 1996            By: /s/ Anthony Priore, Jr.
      ----------------                -----------------------
                                      Anthony Priore, Jr.
                                      Its Treasurer and Secretary
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------

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

                                             BANCORP CONNECTICUT, INC.


                                             By: /s/ Anthony Priore, Jr.
                                                 ------------------------------
                                                 Anthony Priore, Jr.
                                                 Its Secretary and Treasurer

Exhibit 11.1:  Computation of Per Share Earnings


                                                     Quarter ended       Six months ended
(dollar amounts in thousands except                     June 30,             June 30,
         per share)                                  --------------      ----------------


                                                       1996    1995        1996    1995
                                                      ------  ------      ------  ------

Net income - primary and fully diluted                $1,190  $1,126      $2,474  $2,242
--------------------------------------                ======  ======      ======  ======
Weighted Average Common Stock
   and Common Equivalent Stock

Weighted average common stock outstanding              2,684   2,702       2,700   2,700

Assumed conversion (as of the beginning of
   each period or upon issuance during a
   period) of stock options outstanding at
   the end of each period                                181      91         165      85

Weighted average common stock outstanding -
   primary                                             2,865   2,794       2,865   2,785
                                                      ======   =====       =====   =====
Weighted average common stock outstanding              2,684   2,702       2,700   2,700

Assumed conversion (as of the beginning of
   each period or upon issuance during a
   period) of stock options outstanding at
   the end of each period                                214     112         186      92

Weighted average common stock outstanding -
   fully diluted                                       2,898   2,814       2,886   2,792
                                                      ======  ======      ======  ======

Earnings per Weighted Average Common Share            $0.443  $0.417      $0.916  $0.830
                                                      ------  ------      ------  ------
Earnings per Common and Common Equivalent Share

   Primary                                            $0.415  $0.403      $0.864  $0.805
                                                      ------  ------      ------  ------

   Fully Diluted                                      $0.411  $0.400      $0.857  $0.803
                                                      ------  -------     ------  ------

Average shares outstanding and per share data have been restated for all periods presented to reflect a 6-for-5 stock split effected in the form of a stock dividend on June 19, 1996.