Form 10-Q
period 1996-09-30
BANCORP CONNECTICUT INC
filed 1996-11-14
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    September 30, 1996
                                  ----------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                                 -------------------     --------------------

              Commission file number        34-0-25158
                                    -----------------------------

                            BANCORP CONNECTICUT, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                  061394443
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


         121 Main Street, Southington, CT                           06489
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code              860-628-0351
                                                             -------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                   Yes [X]        No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on October 28, 1996 was 2,641,449. (Excluding treasury shares)

                            BANCORP CONNECTICUT, INC.

                               INDEX TO FORM 10-Q
                               ------------------

PART I.           FINANCIAL INFORMATION                                     PAGE
-------           ---------------------                                     ----

Item 1.           Financial Statements (unaudited)

                  (a)  Consolidated Condensed Balance Sheets -
                           September 30, 1996 and December 31, 1995           1

                  (b)      Consolidated Condensed Statements of
                           Income - Three months and nine months
                           ended September 30, 1996 and 1995                  2

                  (c)      Consolidated Condensed Statements of
                           Changes in Capital Accounts - Nine
                           months ended September 30, 1996 and 1995           4

                  (d)      Consolidated Condensed Statements of
                           Cash Flows - Nine months ended September
                           30, 1996 and 1995                                   5

                  (e)      Notes to the Consolidated Condensed
                           Financial Statements - September 30, 1996          6


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9


PART II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings                                          16

Item 2.           Changes in Securities                                      16

Item 3.           Defaults Upon Senior Securities                            16

Item 4.           Submission of Matters to a Vote of Security
                  Holders                                                    16

Item 5.           Other Information                                          16

Item 6.           Exhibits and Reports on Form 8-K                           16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)


                                                            September 30,   December 31,
                                                                 1996           1995
                                                            -------------  -------------
                                                             (unaudited)
Assets:
  Cash and due from banks                                     $   4,511    $   6,572
  Federal funds sold                                                500        4,100
                                                              ---------    ---------
                 Cash and cash equivalents                        5,011       10,672

  Trading account securities                                        250          391

  Investment securities:
    Available-for-sale (at market value)                        101,495      106,889
    Held-to-maturity                                             36,509       23,661
                                                              ---------    ---------
                                                                138,004      130,550

  Loans                                                         252,020      237,154
  Less: Allowance for loan losses                                (4,961)      (5,488)
        Deferred loan fees                                       (1,009)        (960)
                                                              ---------    ---------
                                                                246,050      230,706

  Federal Home Loan Bank stock                                    2,040        1,978
  Bank premises and equipment                                     3,084        3,388
  Other real estate owned                                         2,040          872
  Accrued income receivable                                       2,781        2,520
  Deferred taxes                                                  2,564        2,425
  Other assets                                                      573          476
                                                              ---------    ---------

                 Total assets                                 $ 402,397    $ 383,978
                                                              =========    =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and  Now                                           $  35,245    $  33,924
    Savings                                                      95,452       99,967
    Time                                                        168,418      160,944
                                                              ---------    ---------
                                                                299,115      294,835

  Mortgagors' escrow accounts                                       798        1,653
  Advances from Federal Home Loan Bank                           18,600       19,990
  Federal funds purchased                                         1,350          675
  Securities sold under agreements to repurchase                 36,496       21,553
  Accrued taxes, expenses and other liabilities                   2,390        2,062
                                                              ---------    ---------
                 Total liabilities                              358,749      340,768
                                                              ---------    ---------

Shareholders' Equity:
    Common stock                                                  2,756        2,263
    Additional paid-in capital                                   19,006       18,862
    Retained earnings                                            23,869       21,576
    Unrealized gain (loss) on  investment securities, net            15          509
    Treasury stock, at cost, 91,300 shares                       (1,998)        --
                                                              ---------    ---------
                                                                 43,648       43,210
                                                              ---------    ---------
                 Total liabilities and shareholders' equity   $ 402,397    $ 383,978
                                                              =========    =========


See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)


                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                           ------------------------  ----------------------

                                              1996        1995          1996        1995
                                              ----        ----          ----        ----
Interest Income:
  Interest and fees on loans                $  5,360    $  4,920      $ 15,663    $ 14,192
  Interest and dividends on securities:
    U.S. Government and agency securities      1,405       1,414         4,088       3,992
    Other bonds and notes                         39          36           114         105
    Marketable equity securities                 703         587         2,028       1,777
                                            --------    --------      --------    --------
                                               2,147       2,037         6,230       5,874
  Interest on trading account                      5           3            25           8
  Interest on Federal funds sold                  34          29           204          99
  Other interest and dividend income              33          34            98         105
                                            --------    --------      --------    --------
      Total interest income                    7,579       7,023        22,220      20,278
                                            --------    --------      --------    --------

Interest Expense:
  Interest on NOW deposits                        63          61           190         179
  Interest on savings deposits                   654         620         1,984       1,826
  Interest on time deposits                    2,316       2,274         6,901       6,180
                                            --------    --------      --------    --------
                                               3,033       2,955         9,075       8,185

  Interest on borrowed funds                     799         603         2,177       1,715
                                            --------    --------      --------    --------
      Total interest expense                   3,832       3,558        11,252       9,900
                                            --------    --------      --------    --------

      Net interest income                      3,747       3,465        10,968      10,378

Provision for loan losses                        125          70           300         130
                                            --------    --------      --------    --------

      Net interest income after
           provision for loan losses           3,622       3,395        10,668      10,248

Other Income:
  Net securities gains                            65           8           307          74
  Net trading account gains (losses)             (67)        (18)           (3)        (17)
  Trust fees                                     150          91           342         258
  Service charges on deposit accounts            135         131           405         385
  Other                                          102          73           255         181
                                            --------    --------      --------    --------
                                                 385         285         1,306         881
                                            --------    --------      --------    --------

Other Expenses:
  Salaries and employee benefits               1,173       1,061         3,393       3,112
  Occupancy                                      119         122           397         368
  Furniture and equipment expense                 89          82           258         235
  Data processing                                161         150           472         435
  FDIC assessments                                 0         (16)            1         300
  Legal expense                                   56          48           215         158
  OREO expense                                    33          61           120         104
  Advertising expense                             68          87           226         193
  Other                                          415         395         1,322       1,220
                                            --------    --------      --------    --------
                                               2,114       1,990         6,404       6,125
                                            --------    --------      --------    --------

      Income before taxes                      1,893       1,690         5,570       5,004

Provision for income taxes                       610         529         1,813       1,600
                                            --------    --------      --------    --------

      Net income                            $  1,283    $  1,161      $  3,757    $  3,404
                                            ========    ========      ========    ========

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED
                                   (unaudited)


                                                       Three Months Ended               Nine Months Ended
                                                         September 30,                       September 30,
                                               --------------------------------  -----------------------------

                                                    1996             1995            1996             1995
                                                    ----             ----            ----             ----
Average shares & common stock equivalents        2,860,726        2,779,434        2,851,230        2,776,394

Net income per share                                $ 0.45           $ 0.42           $ 1.32           $ 1.23

Cash dividend per share                             $0.190           $0.146           $0.540           $0.429




Average shares outstanding and per share data have been restated for all periods presented to reflect a 6-for-5 stock split effected in the form of a stock dividend paid on June 19, 1996.

See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                   (unaudited)


                                                                                                      UNREALIZED
                                                                                                    GAIN (LOSS) ON
                                                            COMMON        PAID-IN        RETAINED     INVESTMENT        TREASURY
                                                             STOCK        CAPITAL        EARNINGS     SECURITIES         STOCK
                                                            ------        -------        --------     ----------     -----------
Balance at December 31, 1994                                $2,248        $18,704         $18,870       ($2,465)             $0
  Net income                                                                                3,404
  Stock options exercised                                       13             93
  Cash dividends declared
    ($.429 per share)                                                                      (1,160)
  Decrease in net unrealized loss
    on investment securities                                                                              2,528
                                                            ------        -------        --------       -------         -------

Balance at September 30, 1995                               $2,261        $18,797         $21,114           $63              $0
                                                            ======        =======        ========       =======         =======


Balance at December 31, 1995                                $2,263        $18,862         $21,575          $509              $0
  Net income                                                                                3,757
  Stock options exercised                                       51            366
  Cash dividends declared
    ($.54 per share)                                                                      (1,463)
  6-for-5 stock split effected in the form
    of a stock dividend                                        442           (442)
  Treasury stock purchased                                                                                               (1,998)
  Decrease in net unrealized gain
    on investment securities                                                                               (494)
  Tax benefits related to common stock
     option exercises and restricted stock                     220

                                                            ------        -------        --------        ------        --------

Balance at September 30, 1996                               $2,756        $19,006         $23,869           $15        ($1,998)
                                                            ======        =======        ========        ======        ========


See notes to unaudited consolidated condensed financial statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 ----------------------------
                                                                       1996         1995
                                                                 ---------------  -----------
Cash flows from operating activities:
    Net income                                                        $  3,757    $  3,404
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation/amortization expense                                 341         318
         Deferred income tax benefit (provision)                           205        (118)
         Gain on sale of OREO                                              (85)        (44)
         Net accretion and (amortization) of bond
           premium and discount                                            100        (357)
         Provision for loan losses                                         300         130
         Provision for foreclosed real estate losses                        89          41
         Amortization of deferred loan points                             (123)        (92)
         Realized gains on held-for-sale securities                       (307)        (74)
         Net trading account losses                                         (3)        (17)
         Decrease (increase) in trading account                            143        (778)
         Increase in accrued income receivable                            (261)       (318)
         Increase in accrued expenses payable and other
           liabilities                                                     328         192
         Increase in other assets                                          (97)         (7)
                                                                      --------    --------

                                  Total adjustments                        630      (1,124)
                                                                      --------    --------

        Net cash provided by operating activities                        4,387       2,280
                                                                      --------    --------

Cash flows from investing activities:
    Purchases of securities held-to-maturity                           (18,741)    (11,304)
    Purchases of securities available-for-sale                         (29,171)    (27,156)
    Proceeds from sales of securities available-for-sale                14,388      13,805
    Proceeds from maturities of securities                              17,000      18,000
    Paydowns on mortgage-backed securities                               8,440       3,811
    Purchases of Federal Home Loan Bank stock                              (61)          0
    Net increase in loans                                              (18,521)    (13,359)
    Purchases of premises and equipment, net                                (8)       (229)
    Proceeds from sale of foreclosed real estate, net                    2,018         539
                                                                      --------    --------

        Net cash used in investing activities                          (24,656)    (15,893)
                                                                      --------    --------

Cash flows from financing activities:
    Net increase in time deposits                                        7,717      20,686
    Net decrease in other deposits                                      (3,438)    (11,227)
    Net decrease in mortgagors' escrow                                    (855)       (638)
    Proceeds from borrowings                                            30,971      10,622
    Repayment of borrowings                                            (32,361)    (16,896)
    Net increase in Federal funds purchased                                675           0
    Net increase in repurchase agreements                               14,943      15,155
    Repurchase of common stock                                          (1,998)          0
    Proceeds from exercise of stock options                                417         106
    Cash dividends paid                                                 (1,463)     (1,160)
                                                                      --------    --------

        Net cash provided by financing activities                       14,608      16,648
                                                                      --------    --------

               Net (decrease) increase in cash and cash equivalents     (5,661)      3,035
                                                                      --------    --------

Cash and cash equivalents at beginning of period                        10,672       6,050
                                                                      --------    --------

           Cash and cash equivalents at end of period                 $  5,011    $  9,085
                                                                      ========    ========

Schedule of noncash investing and financing activities:
     Change in unrealized loss on investment securities               ($   494)   $  2,528
     Transfer of loans to other real estate owned                        2,890         919
     Foreclosed real estate sales financed                                 622         229
     Transfer of In-substance foreclosures to loans                         --       3,292

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation

In the opinion of Bancorp Connecticut, Inc. (the "Registrant"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1996 and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995. The results of its operations for the periods shown are not necessarily indicative of the results to be expected for the full year.

Certain 1995 amounts have been reclassified to conform with the 1996 presentation. These reclassifications had no impact on net income.

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of September 30, 1996 and December 31, 1995 are as follows:



                                                                         Held-to-Maturity
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized        Unrealized        Unrealized           Market
(000's), September 30, 1996                         Cost             Gains            Losses             Value
-------------------------------------------    --------------   ---------------   ---------------    --------------
United States Government
    agency obligations                             $22,648           $111             $(277)            $22,482
Municipal bonds                                      3,254             69               (16)              3,307
Mortgage-backed securites                           10,607              0              (288)             10,319
                                                   -------           ----             ------            -------
                                                   $36,509           $180             $(581)            $36,108
                                                   =======           ====             ======            =======


                                                                        Available-for-sale
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized        Unrealized        Unrealized           Market
(000's), September 30, 1996                         Cost             Gains            Losses             Value
-------------------------------------------    --------------   ---------------   ---------------    --------------
United States Government
    obligations                                  $ 15,973            $ 75             $  (7)           $ 16,041
Mortgage-backed securities                         31,974             221              (257)             31,938
Marketable equity securities                       45,752             542              (446)             45,848
Mutual funds                                        7,771               6              (109)              7,668
                                                 --------            ----             ------           --------
                                                 $101,470            $844             $(819)           $101,495
                                                 ========            ====             ======           ========




                                                                           Held-to-Maturity
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized        Unrealized        Unrealized           Market
(000's), December 31, 1995                          Cost             Gains            Losses             Value
-------------------------------------------    --------------   ---------------   ---------------    --------------
United States Government
   agency obligations                             $17,947            $251              $(24)            $18,174
Municipal bonds                                     3,022             112                (5)              3,129
Mortgage-backed securities                          2,692              27                 0               2,719
                                                  -------            ----              ----             -------
                                                  $23,661            $390              $(29)            $24,022
                                                  =======            ====              ====             =======


                                                                      Available-for-Sale
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized        Unrealized        Unrealized           Market
                                                    Cost             Gains            Losses             Value
                                               --------------   ---------------   ---------------    --------------
United States Government
   obligations                                  $ 22,917            $  205            $ (12)           $ 23,110
Mortgage-backed securities                        38,888               497             (120)             39,265
Marketable equity securities                      36,375               665             (201)             36,839
Mutual funds                                       7,846                 0             (171)              7,675
                                                --------            ------            -----            --------
                                                $106,026            $1,367            $(504)           $106,889
                                                ========            ======            =====            ========


NOTE 3.  Activity in the Allowance for Loan Losses

(dollars in thousands)                                                  1996                      1995
                                                                        ----                      ----
Balance at beginning of year                                           $5,488                    $6,136
Provision for loan losses                                                 300                       130
Charge-offs                                                              (964)                     (833)
Recoveries                                                                137                       175
                                                                       ------                    ------
Balance at September 30,                                               $4,961                    $5,608
                                                                       ======                    ======

NOTE 4.  Nonperforming Assets
                                                    September 30,   December 31,
(dollars in thousands)                                    1996         1995
                                                          ----         ----

Nonaccrual loans
   Residential real estate                               $2,635        $3,650
   Commercial real estate                                   575         1,134
   Commercial                                               262         1,062
   Consumer                                                 341           410
                                                         ------        ------
          Total nonaccrual loans                          3,813         6,256

Accruing loans past due 90 days or more                    --            --

Total nonperforming loans                                 3,813         6,256

Other real estate owned                                   2,040           872
                                                         ------        ------

         Total nonperforming assets                      $5,853        $7,128
                                                         ======        ======

Nonperforming loans as percentage
   of total loans                                          1.51%         2.64%
                                                         ======        ======

Nonperforming assets as a percentage
   of total assets                                         1.45%         1.86%
                                                         ======        ======






   FOR FURTHER INFORMATION AND FOR ASSISTANCE IN READING THIS REPORT, REFER TO THE FINANCIAL STATEMENTS AND FOOTNOTES INCLUDED IN THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 AND TO THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDED IN THIS REPORT.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


                     Third Quarter Ended September 30, 1996

Bancorp Connecticut, Inc. ("the Registrant") is the holding company of Southington Savings Bank (the "Bank"). Since the Bank is the Registrant's sole subsidiary, the Registrant's earnings and financial condition are predicated almost entirely on the performance of the Bank.

Changes in Financial Condition

Investments
-----------

Total investments increased from $130,550,000 at December 31, 1995 to $138,004,000 at September 30, 1996. The increase was primarily due to the purchase of mortgage-backed securities in the held-to- maturity portfolio which was primarily funded by proceeds from sales of available-for-sale securities.

Loans
-----

Gross loans increased from $237,154,000 at December 31, 1995 to $252,020,000 at September 30, 1996 due to an increase in volume of residential mortgage originations as a result of favorable rates, an increase in commercial loans (including commercial real estate) due to a concentration of efforts in this area and an increase in consumer loans due to the continuation of the automobile loan purchase program initiated in the fourth quarter of 1995.

Other Real estate owned
-----------------------

Other real estate owned increased by $1,168,000 from December 31, 1995 to September 30, 1996 primarily as a result of the settlement of a lawsuit during the first quarter of 1996 which enabled the Bank to take possession of properties that collateralized various loans which were involved in the litigation.

Deposits
--------

Total deposits increased $4,280,000 or 1.5% from December 31, 1995 to September 30, 1996 primarily as a result of CD promotions and a free checking account program during the year which brought new money into the Bank.

Shareholder's equity
--------------------

On June 19, 1996, the Registrant issued a six-for-five stock split effected in the form of a stock dividend. In connection with the split, common stock was credited and additional paid in capital was charged for the aggregate par value of the shares that were issued. In addition, the Registrant has repurchased approximately 91,300 shares into treasury between December 31, 1995 and September 30, 1996 which is accounted for by the cost method.


Changes in Results of Operations

Earnings
--------

Net income for the quarter ended September 30, 1996 was $1,283,000 as compared to $1,161,000 for the third quarter of 1995, an increase of 10.5%. The increase was primarily due to higher net interest income, and to a lesser extent, an increase in noninterest income. The annualized return on average assets for the quarter ended September 30, 1996 was 1.27% as compared to 1.25% for the quarter ended September 30, 1995.

Net income for the nine months ended September 30, 1996 was $3,757,000 as compared to $3,404,000 for the same period of 1995. The increase was primarily due to higher net interest income, a higher level of net securities gains and increased noninterest income as well as a substantial reduction in FDIC insurance premiums which took effect during the latter part of 1995. The annualized return on average assets for the nine months ended September 30, 1996 was 1.26% as compared to 1.25% for nine months ended September 30, 1995.

Net Interest Income
-------------------

Net interest income increased $282,000 or 8.1% for the third quarter of 1996 as compared to the same quarter of 1995. Interest income increased $556,000 or 7.9% for the three month period ended September 30, 1996 as compared to the same period in 1995, primarily as a result of an increase in average interest earning assets of $28,315,000 or 7.8% as compared to the prior year's quarter. The tax equivalent yield on earning assets increased to 8.03% for the current quarter as compared to 7.98% for the same quarter of 1995. Interest expense increased $274,000 or 7.7%, primarily from an increase in average interest bearing liabilities of $25,943,000 or 8.3% as compared to the prior year's quarter. The Bank's cost of funds decreased to 4.52% for the current quarter as compared to 4.54% for the same quarter of 1995.

Net interest income increased $590,000 or 5.7% for the nine months ended September 30, 1996 as compared to the same period in 1995. Interest income increased $1,942,000 or 9.6% as compared to the same nine month period of 1995 primarily due to an increase in average interest earning assets of 8.5% during the period. The tax equivalent yield on earning assets increased to 7.96% as compared to 7.87% for the same nine month period in 1995. Interest expense increased $1,352,000 or 13.7% for the first nine months of 1996 as compared to the first nine months of 1995. Average interest bearing liabilities increased 8.8% as compared to the prior year's period, while the Bank's cost of funds increased to 4.49% for the first nine months of 1996 compared to 4.30% for the same period of 1995.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $125,000 for the third quarter of 1996 as compared to $70,000 for the same quarter of 1995 in response to an increase in commercial loans during 1996. As of September 30, 1996, nonperforming loans totaled $3,813,000 or 1.51% of total loans as compared to $6,808,000 or 2.93% on September 30, 1995. This reduction is due to the settlement of foreclosure actions during the first quarter of 1996 which resulted in the transfer of approximately $3 million from non-performing loans to other real estate owned.

The allowance for loan losses as a percentage of nonperforming loans was 130.1% as of September 30, 1996 as compared to 82.4% on September 30, 1995. Net loan charge-offs for the third quarter of 1996 were $66,000 as compared to $225,000 for the same quarter of 1995.

For the nine months ended September 30, 1996, the provision for loan losses was $300,000 as compared to $130,000 for the same period in 1995. Net charge-offs for the first nine months of 1996 totaled $827,000 as compared to $658,000 for the same period in 1995 and include the nonrecoverable amount from the settlement of the foreclosure actions mentioned previously.

Nonperforming assets declined to $5,853,000 or 1.5% of total assets as of September 30, 1996 as compared to $7,683,000 or 2.0% as of September 30, 1995, a decline of 23.8%. (See note 4 to the unaudited consolidated financial statements.)

Management believes the allowance for loan losses is maintained at a level that is adequate to absorb losses within the loan portfolio. (See notes 3 and 4 to the unaudited consolidated financial statements.)

Other Income
------------

Noninterest income was $385,000 for the third quarter of 1996 as compared to $285,000 for the same quarter of 1995, an increase of 35.1%. The increase was primarily due to a $59,000 or 64.8% rise in Trust department revenues which was generated by both a higher level of assets under management and estate settlements. In addition, other income increased by $29,000 or 39.7% primarily as a result of a gain on the sale of property owned by the Bank.

Noninterest income for the nine months ended September 30, 1996 totaled $1,306,000 as compared to $881,000 for the same period in 1995, an increase of 48.2%. The primary reason for the increase was an increase in net securities and trading account gains to $304,000 for the nine month period ended September 30, 1996 from $57,000 for the same period of 1995. In addition, trust fees increased $84,000 or 32.6% for the nine month period ended September 30, 1996 as compared to the same period of 1995 due to an increase in assets under management as well as estate fees.

Other Expenses
--------------

Noninterest expenses increased $124,000 or 6.2% for the third quarter of 1996 as compared to the same quarter of 1995. Salaries and benefits increased $112,000 or 10.6% during the third quarter of 1996 in comparison to the same quarter of 1995 as a result of normal compensation adjustments and the inception of a supplemental pension plan for selected senior officers.

Noninterest expenses increased $279,000 or 4.6% for the nine months ended September 30, 1996 as compared to the same period in 1995. Salaries and benefits increased $281,000 or 9.0% for the nine months ended September 30, 1996 as compared to the same period in 1995 due to normal compensation adjustments and the inception of supplemental pension plan during the third quarter of 1996. In addition, legal expense increased $57,000 or 36.1% for the nine month period ended September 30, 1996 as compared to the same period in 1995 due primarily to additional costs resulting from the settlement of a lawsuit during the period. Finally, advertising costs increased by $33,000 or 17.1% due to an extended checking account campaign, the introduction of 24 hour telephone banking and additional advertising for loan products during 1996. These increases were partially offset by a reduction in FDIC insurance premiums from 0.23% of deposits to the minimum of $1,000 semiannually which resulted in a decrease in premiums of $299,000 for the nine months ended September 30, 1996 as compared to the same period in 1995.

Income Taxes
------------

Estimated income taxes for the third quarter of 1996 were $610,000 as compared to $529,000 for the same quarter of 1995. The increase was primarily due to the generation of income before taxes of $1,893,000 for the quarter ended September 30, 1996 as compared to $1,690,000 for the same quarter of 1995. The effective tax rate for the third quarter of 1996 was 32.2% as compared to 31.3% for the same quarter of 1995, and is lower than the expected statutory rate due to the Federal and State dividends received deduction.

Estimated income taxes for the nine months ended September 30, 1996 were $1,813,000 as compared to $1,600,000 for the same period in 1995. The increase was primarily due to the generation of income before taxes of $5,570,000 for the nine months ended September 30, 1996 as compared to $5,004,000 for the same period in 1995. The effective rate for the first nine months of 1996 was 32.5% as compared to 32.0% for the same period of 1995.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)
(2)
--------------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                            Three months ended               Three months ended            1996 Compared to 1995
                                            September 30, 1996               September 30, 1995          Increase (Decrease) Due to
                                      ------------------------------  --------------------------------  ---------------------------
                                       Average              Yield/       Average                Yield/
(dollars in thousands)                 Balance    Interest   Rate        Balance    Interest     Rate    Volume    Rate     Net(1)
----------------------                 -------    --------   ----        -------    --------     ----    ------    ----     ------
ASSETS
Interest-earning assets:
   Loans                              $247,367    $5,360      8.67%       $229,614    $4,921     8.57%    $384      $55     $439
   Taxable investment securities
     (at cost)                         137,805     2,412      7.00%        128,119     2,247     7.02%     170       (5)     165
   Municipal bonds                       3,148       $57      7.24%          2,924        53     7.25%       4        0        4
   Federal funds sold                    2,630       $34      5.17%          1,991        29     5.83%       9       (4)       5
   Other interest-earning assets         2,554       $33      5.17%          2,541        34     5.35%       0       (1)      (1)
                                      -------------------                --------------------            ------------------------

Total interest-earning assets          393,504     7,896      8.03%        365,189     7,284     7.98%     567       45      612
                                      -------------------                --------------------            ------------------------

Noninterest-earning assets:
 Cash and due from banks                 5,223                               4,036
 Premises and equipment, net             3,406                               3,640
 Other assets                            6,855                               4,858
 Less loan loss allowance               (4,911)                             (5,728)
                                      ---------                          ----------

    TOTAL ASSETS                      $404,077                            $371,995
                                      =========                          ==========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits             $111,385      $711      2.55%       $109,430      $678     2.48%     $12      $21      $33
 Time deposits                         168,583     2,316      5.50%        159,912     2,273     5.69%     121      (78)      43
 Mortgagors' escrow deposits               919         6      2.61%            902         4     1.77%       0        2        2
 FHLB of Boston advances
   and other borrowings                17,883        259      5.79%         15,550       211     5.43%      33       15       48
 Securities sold under agreements
   to repurchase                        40,574       540      5.32%         27,607       392     5.68%     174      (26)     148
                                      -------------------                --------------------            ------------------------

Total interest-bearing
     liabilities                       339,344     3,832      4.52%        313,401     3,558     4.54%     340      (66)     274
                                      -------------------                --------------------            ------------------------
Noninterest-bearing liabilities:
 Demand deposits                        21,011                              16,753
 Other                                   1,086                                 719

Stockholders' equity                    42,636                              41,122
                                      ---------                          ----------

TOTAL LIABILITIES AND EQUITY          $404,077                            $371,995
                                      =========                          ==========

Net interest income before Federal
  tax equivalent adjustment                       $4,064                              $3,726              $227     $111     $338
                                                                                                         ========================
Federal tax equivalent adjustment                   (317)                               (261)
                                                 --------                            --------

Net interest income                               $3,747                              $3,465
                                                 ========                            ========

Net interest spread
  (tax equivalent basis)                                      3.51%                              3.44%
                                                            ========                           ========

Net interest margin
  (tax equivalent basis)                                      4.13%                              4.08%
                                                            ========                           ========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) - Fully taxable equivalent income was calculated based on statutory federal and state tax rates

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)
(2)
--------------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                            Nine months ended                Nine months ended             1996 Compared to 1995
                                            September 30, 1996               September 30, 1995          Increase (Decrease) Due to
                                      -------------------------------  -------------------------------  ---------------------------
                                       Average               Yield/      Average                Yield/
(dollars in thousands)                 Balance    Interest    Rate       Balance    Interest     Rate    Volume    Rate     Net(1)
----------------------                 -------    --------    ----       -------    --------     ----    ------    ----     ------
ASSETS
Interest-earning assets:
   Loans                               $241,563   $15,663      8.65%      $223,961    $14,192    8.45%     $757     $224     $981
   Taxable investment securities        134,810     7,000      6.92%       125,702      6,520    6.92%      315        5      320
   Municipal bonds                        3,115       168      7.19%         2,853        154    7.20%        9        0        9
   Federal funds sold                     5,240       204      5.19%         2,241         99    5.89%       79       (9)      70
   Other interest-earning assets          2,756        97      4.69%         2,259        105    6.20%       14      (19)      (5)
                                       -------------------               ---------------------          --------------------------

Total interest-earning assets           387,484    23,132      7.96%       357,016     21,070    7.87%    1,174      201    1,375
                                       -------------------               ---------------------          --------------------------
Noninterest-earning assets:
 Cash and due from banks                  4,659                              4,192
 Premises and equipment, net              3,447                              3,651
 Other assets                             6,797                              4,014
 Less loan loss allowance                (5,125)                            (5,853)
                                       ---------                         ----------

    TOTAL ASSETS                       $397,262                           $363,020
                                       =========                         ==========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits              $112,830    $2,152      2.54%      $112,503     $1,988    2.36%       $4     $105     $109
 Time deposits                          166,257     6,901      5.53%       152,957      6,179    5.39%      366      116      482
 Mortgagors' escrow deposits              1,012        22      2.90%           988         18    2.43%        0        2        2
 FHLB of Boston advances
   and other borrowings                  18,915       788      5.55%        14,154        565    5.32%      132       17      149
 Securities sold under agreements
   to repurchase                         35,192     1,389      5.26%        26,580      1,150    5.77%      231      (72)     159
                                       -------------------               ---------------------            ------------------------
Total interest-bearing
     liabilities                        334,206    11,252      4.49%       307,182      9,900    4.30%      733      168      901
                                       -------------------               ---------------------            ------------------------

Noninterest-bearing liabilities:
 Demand deposits                         19,145                             15,451
 Other                                    1,062                                806

Stockholders' equity                     42,849                             39,581
                                       ---------                         ----------

TOTAL LIABILITIES AND EQUITY           $397,262                           $363,020
                                       =========                         ==========

Net interest income before Federal
  tax equivalent adjustment                       $11,880                             $11,170              $441      $33     $474
                                                                                                          ========================
Federal tax equivalent adjustment                    (912)                               (792)
                                                 ---------                           ---------

Net interest income                               $10,968                             $10,378
                                                 =========                           =========

Net interest spread
  (tax equivalent basis)                                       3.47%                             3.57%
                                                              ======                            ======

Net interest margin
  (tax equivalent basis)                                       4.09%                             4.17%
                                                              ======                            ======


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) - Fully taxable equivalent income was calculated based on statutory federal and state tax rates

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     Not applicable.

Item 2.  Changes in Securities.

     Not applicable.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     Not applicable.

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

         3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

         3.3 Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the 10-Q as of June 30, 1996).

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

         10.2 Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit
                                   10.2 to the Registration Statement).

         10.3 Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit
                                   10.3 to the Registration Statement).

         10.4 Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement).

         10.5                      Southington Savings Bank Supplemental
                                   Retirement Plan.

         11.1                      Statement re computation of per share
                                   earnings.

         27                        Financial Data Schedule


        (b)  Reports on Form 8-K.

         The Registrant did not file any Report on Form 8-K during the third quarter of 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              BANCORP CONNECTICUT, INC.
                                ------------------------------------------------
                                                  (Registrant)



Date: November 12, 1996         By:  /s/  Robert D. Morton
      ---------------------          -------------------------------------------
                                     Robert D. Morton
                                     Its President and Chief Executive
                                         Officer (A duly authorized officer)



Date: November 12, 1996         By:  /s/  Anthony Priore, Jr.
      ---------------------          -------------------------------------------
                                     Anthony Priore, Jr.
                                     Its Treasurer and Secretary
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                                Description
-----------                                -----------

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696) (the "Registration Statement")).

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.3 Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the 10-Q as of June 30, 1996).

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

10.2 Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit
                                  10.2 to the Registration Statement).

10.3 Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit
                                  10.3 to the Registration Statement).

10.4 Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.5                              Southington Savings Bank Supplemental
                                  Retirement Plan.

11.1                              Statement re computation of
                                  per share earnings

27                                Financial Data Schedule

Exhibit 11.1:  Computation of Per Share Earnings


                                                                                 Quarter ended                Nine months ended
(dollar amounts in thousands except                                              September 30,                  September 30,
            per share)                                                     -------------------------    ----------------------------

                                                                            1996             1995           1996             1995
                                                                            ----             ----           ----             ----
Net income - primary and fully diluted                                     $1,283           $1,161         $3,757           $3,404
                                                                           ------           ------         ------           ------

Weighted Average Common Stock
       and Common Equivalent Stock

Weighted average common stock outstanding                                   2,691            2,701          2,704            2,696

Assumed conversion (as of the beginning of
       each period or upon issuance during a
       period) of stock options outstanding at
       the end of each period                                                 170               78            147               80
                                                                           ------           ------         ------           ------

Weighted average common stock outstanding -
       primary                                                              2,861            2,779          2,851            2,776
                                                                           ------           ------         ------           ------

Weighted average common stock outstanding                                   2,691            2,701          2,704            2,696

Assumed conversion (as of the beginning of
       each period or upon issuance during a
       period) of stock options outstanding at
       the end of each period                                                 174               94            162               91
                                                                           ------           ------         ------           ------

Weighted average common stock outstanding -
       fully diluted                                                        2,865            2,795          2,866            2,787
                                                                           ------           ------         ------           ------

Earnings per Weighted Average Common Share                                 $0.477           $0.430         $1.389           $1.263
                                                                           ------           ------         ------           ------

Earnings per Common and Common Equivalent Share

       Primary                                                             $0.448           $0.418         $1.318           $1.226
                                                                           ------           ------         ------           ------

       Fully Diluted                                                       $0.448           $0.415         $1.311           $1.221
                                                                           ------           ------         ------           ------


Average shares outstanding and per share data have been restated to reflect a 6-for-5 split effected in the form of a stock dividend paid on June 19, 1996

Bancorp Connecticut, Inc.
Exhibit 27
Financial Data Schedule
                                                                  Nine months
                                                                     ended
Item Description                                                 Sept. 30, 1996
----------------                                                 --------------

Cash and due from banks                                                   4,511
Interest-bearing deposits                                                     0
Federal funds sold - purchased securities for resale                        500
Trading account assets                                                      250
Investment and mortgage backed securities held for sale                 101,495
Investment and mortgage backed securites held to maturity -
                    carrying value                                       36,509
Investment and mortgage backed securites held to maturity -
                     market value                                        36,108
Loans                                                                   252,020
Allowance for losses                                                     (4,961)
Total assets                                                            402,397
Deposits                                                                299,115
Short-term borrowings                                                    38,686
Other liabilities                                                         3,188
Long-term debt                                                           17,760
Preferred stock - mandatory redemption                                        0
Preferred stock - no mandatory redemption                                     0
Common stocks                                                             2,756
Other stockholders' equity                                               40,892
Total liabilities and stockholders' equity                              402,397
Interest and fees on loans                                               15,663
Interest and dividends on investments                                     6,230
Other interest income                                                       327
Total interest income                                                    22,220
Interest on deposits                                                      9,075
Total interest expense                                                   11,252
Net interest income                                                      10,968
Provison for loan losses                                                    300
Investment securities gains/losses                                          307
Other expenses                                                            6,404
Income/loss before income tax                                             5,570
Income/loss before extraordinary items                                    5,570
Extraordinary items, less tax                                                 0
Cumulative change in accounting principles                                    0
Net income or loss                                                        3,757
Earnings per share - primary                                               1.32
Earnings per share - fully diluted                                         1.31
Net yield - interest earning assets - actual                               7.65
Loans on non-accrual                                                      3,813
Accruing loans past due 90 days or more                                       0
Troubled debt restructuring                                               1,280
Potential problem loans                                                  11,711
Allowance for loan losses - beginning of period                           5,488
Total chargeoffs                                                            964
Total recoveries                                                            137
Allowance for loan loss - end of period                                   4,961
Loan loss allowance allocated to domestic loans                           3,486
Loan loss allowance allocated to foreign loans                                0
Loan loss allowance - unallocated                                         1,475