Form 10-Q/A
period 1996-09-30
BANCORP CONNECTICUT INC
filed 1996-12-27
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------


                                    FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on October 28, 1996 was 2,641,449. (Excluding treasury shares)

This Amended 10-Q filing is being filed with the Commission for the purpose of including our Computation of Per Share Earnings (Exhibit 11.1) and our Article 9 Financial Data Schedule both of which were inadvertantly omitted from our orignial 10-Q filing of November 14, 1996.

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