Form 10-K
period 1996-12-31
BANCORP CONNECTICUT INC
filed 1997-03-31
CIK 921746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                                        OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                        Commission File Number 34-0-25158

                            BANCORP CONNECTICUT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        061394443
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                        identification no.)


    121 Main Street, Southington, CT                          06489
----------------------------------------                    ----------
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code 860-628-0351

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

  Not applicable                                    Not applicable
-----------------                                  ----------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of class)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of Bancorp Connecticut, Inc. (2,364,552 shares) totalled $55,862,541 (based upon the closing price of $23.625 per share as quoted on the Nasdaq National Market tier of The Nasdaq Stock Market) on March 20, 1997.

         2,557,865 shares of Bancorp Connecticut, Inc. Common Stock were outstanding at March 19, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following documents and information are incorporated by reference herein to the extent indicated under the appropriate item:

         (1) The annual report to shareholders of Bancorp Connecticut, Inc., for the fiscal year ended December 31, 1996 (hereinafter referred to as the "1996 Annual Report"); and

         (2) Management's definitive proxy statement in connection with the 1997 annual meeting of the stockholders of Bancorp Connecticut, Inc. expected to be filed by April 9, 1997 under Regulation 14A of the SEC's General Rules and Regulations under the Securities Exchange Act of 1934 (hereinafter referred to as the "1997 Proxy Statement").

                                     PART I

ITEM 1 - BUSINESS.

         The main office of Bancorp Connecticut, Inc. (the "Company") and of Southington Savings Bank (the "Bank") is located at 121
Main Street, Southington, Connecticut 06489. The telephone number is 860-628-0351.

         The Company was incorporated under the laws of the State of Delaware on March 31, 1994, to operate principally as the bank holding company of the Bank. The Company acquired all of the Bank's outstanding common stock on November 17, 1994, in a one-for-one exchange with the Bank's existing shareholders. The Bank is the sole subsidiary of the Company and its principal asset.

         General

         The Bank is a Connecticut chartered capital stock savings bank. The Bank was organized in 1860, and in 1986 it converted from a mutual to a capital stock savings bank. The Bank is subject to supervision, examination and regulation by the Connecticut Banking Commissioner. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), which also has supervisory and regulatory authority over the Bank. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Boston. The Company is subject to regulation by the Federal Reserve Board as the registered bank holding company of the Bank.

         The Bank's primary market area consists of the Town of Southington, Connecticut and, to a lesser extent, the contiguous Towns of Bristol, Cheshire and Plainville. Southington is located approximately 18 miles from Hartford, 25 miles from New Haven and 9 miles from Waterbury.

         The Bank's principal business consists of attracting and accepting deposits from the general public and investing those deposits, together with funds generated by fees and other income, in various types of loans and investments, including residential loans, consumer loans, commercial loans and securities.

         The Bank's business strategy is to operate primarily as an innovative full-service community financial institution, offering a wide range of consumer and commercial services. These services include checking accounts, NOW accounts, regular savings accounts, money market accounts, individual retirement accounts, savings certificates, commercial demand deposit accounts, residential real estate loans, home equity loans and lines of credit, consumer loans, secured and unsecured commercial loans, letters of credit, credit card services and cash management services. The Bank makes available Savings Bank Life Insurance ("SBLI"). The Bank also has a trust department which provides trust services for families and individuals, as well as corporate pension and employee benefits administration. The Bank also provides investment brokerage services through Liberty Securities Corporation, an independent broker-dealer, which sells non-deposit products, such as mutual funds, tax exempt securities and annuities.

         The main focus of the Bank's lending activities is the origination of commercial and industrial loans, consumer loans and residential mortgage loans. The Bank also makes auto loans and student loans. In recent years, the Bank has concentrated its efforts on making variable rate loans or loans that reprice on a regular basis. Within the last three years, the Bank's primary residential mortgage product has been a loan with a rate fixed for an initial term of 3, 5, 7, or 10 years which adjusts annually thereafter. In the future, the Bank expects to place a greater emphasis on the growth of its commercial loan portfolio.

         The Bank has procedures in place to sell selected fixed rate residential mortgages into the secondary mortgage market. The sale of fixed rate mortgages allows the Bank to generate both a higher volume of fixed rate mortgages without impairing its asset/liability management and additional service fee income. During 1996, the Bank continued to supplement its own loan originations by purchasing automobile loans and the guaranteed portion of Small Business Administration loans.

         The principal sources of funds for the Bank's activities are deposit accounts, amortization and prepayment of loans, borrowings from the FHLB of Boston, repurchase and reverse repurchase agreements and funds provided from operations. The Bank's principal sources of income are interest on loans and interest and dividends on investment securities. In recent years, the Bank also has realized income from the sale of loans and investment securities. To a lesser extent, the Bank realizes other non-interest income, including income from service charges on deposit accounts, income from trust and brokerage services and income from SBLI sales.

         The Bank conducts its banking operations through three full service offices, one limited purpose branch, one drive-in center, and one mortgage origination office, all of which are located in Southington. See Item 2 below. As of February 28, 1997, the Bank had 80 full-time employees and 54 part-time employees. The Company has no paid employees.

         The Bank has not obtained a material portion of its deposits from a single person or small group of persons. No material portion of the Bank's loans is concentrated within a single industry or group of industries.

         The Bank primarily makes commercial, residential and consumer loans to customers located within its primary market area in the State of Connecticut. The majority of the Bank's loan portfolio is collateralized by residential real estate.

         The Bank has not engaged in material research activities relating to the development of new services or the improvement of existing banking services during the past two years. However, during that time, the Bank's officers and employees continually have engaged in marketing activities, including evaluation and development of new services. During the latter part of 1996, the Bank hired a Chief Information Officer to review the Bank's current utilization of available technology and implement a strategy to upgrade systems for greater flexibility and effectiveness. Although the Bank had no material commitments for capital expenditures at year end 1996, the results of the data processing analysis may warrant systems enhancement in the future. The Bank has no present plans regarding a new line of business that will require an investment of a material amount of its total assets.

         The Bank's business is not seasonal. Based upon the Bank's present business activities, compliance with Federal, State and local provisions regulating the discharge of materials into the environment will not materially affect the Bank's or the Company's capital expenditures, earnings or competitive position.

         Competition

         The banking business in Southington, and in Connecticut generally, is highly competitive. Intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced such institutions to continue to diversify their services, increase returns on deposits and become more cost effective.

         The Bank experiences substantial competition in attracting and retaining deposits and in making loans of all types. The Bank competes for deposit accounts with other savings banks, commercial banks, savings and loan associations, credit unions, insurance companies, securities brokerage houses and money market mutual funds. Competition for deposits includes competition not only from other deposit accounts, but also competition with various other investment vehicles, such as corporate and governmental securities and mutual funds, which may offer higher rates of return. Interest rates, convenience of office locations, service and marketing are all significant factors in the Bank's competition for deposits. From time to time, competing financial institutions set rates higher than market rates to attract or retain deposits, a fact which may cause upward pressure on the Bank's rate structure or a loss of deposits.

         Competition for loans comes from other savings banks, commercial banks, savings and loan associations, insurance companies, consumer finance companies, mortgage companies, credit unions and other lending institutions located throughout the United States. Recent proposed and completed banking combinations in New England have increased and will increase the resources of several major banks and other financial institutions that operate many offices over a wide geographic area, including the Bank's primary market area. Because of their greater capitalization, these other institutions have substantially higher lending limits than the Bank. The Bank competes for loan originations through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         The Bank's market area is served by a significant number of financial institutions, with eight offices (not including the Bank's three offices) of banking institutions and credit unions in Southington alone. At December 31, 1996, there were approximately forty-one mortgage lenders operating in the towns of Southington, Bristol, Cheshire and Plainville.

         In addition, recent Federal and Connecticut legislation likely will further increase competition for deposits and loans in the Bank's primary market area. Effective June 1, 1997, unless a state prohibits all interstate mergers, Federal law generally permits interstate mergers between banks without regard to whether such mergers are prohibited under the law of any state. States also may "opt in" and permit such mergers prior to June 1, 1997. Finally, Federal law permits banks to branch into other states if a state "opts-in" to this arrangement.

         In 1995, Connecticut affirmatively "opted-in" to permit interstate mergers and acquisitions, the establishment of Connecticut chartered banks by foreign bank holding companies and interstate de novo branching, subject to certain reciprocity requirements. As permitted by Federal law, Connecticut law places a minimum permissible age of 5 years on the target bank and a 30% limit on concentration of deposits in both interstate and intrastate acquisitions. This legislation may result in increased competition.

         Regulation and Supervision

         General

         As a Connecticut-chartered capital stock savings bank, the deposits of which are insured by the FDIC, the Bank is subject to extensive regulation and supervision by both the Connecticut Banking Commissioner and the FDIC. The Company also is subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This governmental regulation is intended primarily to protect depositors and the FDIC's Bank Insurance Fund, not the Company's shareholders.

         Connecticut Regulation

         The Connecticut Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required, among other things, for the establishment of branch offices and business combination transactions. The Connecticut Banking Commissioner conducts periodic examinations of the Bank. The FDIC also regulates many of the areas regulated by the Connecticut Banking Commissioner.

         Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25% of the Bank's equity capital and reserves for loan and lease losses.

         Connecticut banking law prohibits the Bank from paying dividends in certain situations. For a further description of this limitation, see Item 5 below.

         Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

         Any Connecticut-chartered bank meeting certain statutory requirements may, with the Connecticut Banking Commissioner's approval, establish and operate branches in any town or towns within the state. In 1996, legislation was enacted which permits banks to establish mobile branches with the Banking Commissioner's approval.

         Connecticut law presently permits Connecticut banks to engage in stock acquisitions of, and mergers with, depository institutions in other states with reciprocal legislation. Many other states have enacted reciprocal legislation. Several interstate mergers and acquisitions have been completed which involve Connecticut bank holding companies or banks with offices in the Bank's primary market area and bank holding companies or banks headquartered in other states.

         As noted above, in 1995, Connecticut affirmatively "opted-in" to permit interstate mergers and acquisitions, the establishment of Connecticut chartered banks by foreign bank holding companies and interstate de novo branching, subject to certain reciprocity requirements. Connecticut law also places a minimum permissible age of 5 years on the target bank and a 30% limit on concentration of deposits in both interstate and intrastate acquisitions. Legislation was enacted in 1996 which expressly permits an out-of-state bank to merge or consolidate with or acquire a branch of another out-of-state bank which has a branch in Connecticut. This legislation may result in further increased competition.

         In 1996, legislation was enacted which requires the board of directors of each Connecticut bank to adopt annually and to frequently and periodically review an investment policy governing investments by such bank, which policy must establish standards for the making of prudent investments. In addition, Connecticut law now permits Connecticut banks to sell fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner.

         Further, legislation was enacted in 1996 which expands the ability of Connecticut banks to invest in debt and equity securities. Prior to the legislation, Connecticut banks could invest in debt securities without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities, if the securities were rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of such debt securities did not exceed 15% of the bank's total equity capital and reserves for loan and lease losses and 15% of its assets. In 1996, these percentages each were increased to 25%. In addition, prior to 1996, the percentage limitation described above also applied to certain government and agency obligations. As a result of the 1996 legislation, this limitation was deleted for such obligations.

         The 1996 legislation also expanded the ability of Connecticut banks to invest in equity securities. Connecticut banks now may invest in such securities without regard to any other liability to the Connecticut bank of the issuer of such securities, so long as the total amount of equity securities of any one issuer does not exceed 25% of the bank's total equity capital and reserves for loan and lease losses and 25% of its assets. Prior to the enactment of this legislation, Connecticut banks could invest up to 15% of their assets in the equity securities of corporations incorporated and doing a major portion of their business in the U.S., and only if the investment security was within the top three rating categories or otherwise deemed to be a prudent investment by the bank.

         Proposed 1997 Connecticut legislation would permit Connecticut banks to sell insurance, directly or indirectly. In addition, other proposed Connecticut legislation would permit the organization of community banks with a minimum equity capital of $3 million (as opposed to the current $5 million for other Connecticut banks), and would clarify certain powers of Connecticut banks.

         FDIC Regulation

         The Bank's deposit accounts are insured by the FDIC, generally, to a maximum of $100,000 for each insured depositor. As with all state-chartered, FDIC insured banks, the Bank is subject to extensive supervision and examination by the FDIC. FDIC insured banks also are subject to FDIC regulations governing many aspects of their business and operations, including types of deposit instruments offered and permissible methods of acquisition of funds.

         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in September, 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Under this system, for the first six months and the second six months of 1996, insurance premiums for all banks varied between 0.0% and .27% of total deposits, depending upon the capital level and supervisory rating of the institution. The FDIC has stated that it will reevaluate the adequacy of its assessment schedule every six months, and the FDIC may increase or decrease premium levels by up to 5 basis points each six months. The FDIC has announced that the assessment schedule for the first six months of 1997 will remain the same as in 1996. Also, as a result of the enactment of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), there is no longer a minimum annual assessment amount of $2,000, and banks, such as the Bank, which paid the minimum assessment of $500 for the fourth quarter of 1996 were issued a refund.

         The Funds Act also authorizes the Financing Corporation ("FICO") to levy assessments on Bank Insurance Fund ("BIF") -assessable deposits and stipulates that, from 1997 to 1999, the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association

Insurance Fund. The FICO rate for the Bank is not tied to FDIC risk classification. The FICO BIF 1997 annual rate for the Bank is 1.296 basis points.

         Under the FDIC's risk-based capital requirements, each FDIC-insured bank is required to maintain minimum levels of "capital" based the institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of the allowance for loan losses (subject to certain limitations) and certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the FDIC regulations, the greater the risk associated with an asset, the greater the amount of such assets that will be subject to the capital requirements. Effective January 1, 1998, those banks whose trading activities equal 10% or more of total assets or $1 billion or more must incorporate capital charges for certain market risks into the risk-based capital ratio. All FDIC-insured banks are required to maintain their capital at or above certain minimum ratios. At December 31, 1996, the Bank's capital exceeded these minimums. See "Management's Discussion and Analysis-Liquidity and Capital Resources" in the Annual Report for a more detailed description of these requirements and the Bank's capital position at December 31, 1996.

         In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. Under regulatory definitions, an institution is considered "well capitalized" (the highest rating) if its leverage capital ratio is 5% or higher, its Tier 1 risk based capital ratio is 6% or higher, its total risk based capital ratio is 10% or higher and it is not subject to certain regulatory orders. On December 31, 1996, the Bank had a leverage capital ratio of 10.3%, a Tier 1 risk based capital ratio of 15.2% and a total risk based capital ratio of 16.4%. At December 31, 1996, the Bank was not subject to any regulatory order.

         FDICIA also limits the ability of FDIC-insured banks, such as the Bank, to acquire and retain equity investments. Generally, state banks may hold equity securities only to the extent permitted for national banks. However, FDICIA also permits certain state banks to acquire or retain equity investments in an amount up to 100% of Tier 1 capital in either (1) common or preferred stock listed on a national securities exchange, or (2) shares of a registered investment company. The Bank applied for and was granted this exception.

         Additionally, FDICIA generally prohibits a FDIC-insured bank from making investments of more than 15% of its total capital in money market preferred stocks and adjustable rate preferred stocks. On December 29, 1995, the FDIC granted the Bank permission to make such investments in amounts up to 100% of its Tier 1 leverage capital.

         The FDIC regulations that implement FDICIA require an insured state bank to obtain the FDIC's prior consent before directly, or indirectly through a majority owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless one of the exceptions contained in the regulation applies. The Company does not believe that this regulation has had or will have a material impact on the business of the Bank.

         Pursuant to FDICIA, the federal bank regulatory agencies have issued rules establishing standards for safety and soundness at FDIC-insured institutions and their holding companies. These standards formalize in regulation the fundamental standards used by the federal bank regulatory agencies to assess the operational and managerial qualities of an institution. The rules establish operational, managerial, asset quality and earnings standards for FDIC-insured banks and their holding companies and standards that prohibit as an unsafe and unsound practice the payment of compensation that is excessive or could lead to material financial loss to such institutions. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds.

         The FDIC may terminate FDIC insurance of the Bank's deposits after notice and a hearing upon a finding by the FDIC that the Bank has engaged in unsafe or unsound practices or is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. The Bank is not aware of any practice, condition or violation that might lead to termination of its deposit insurance.

         Federal Reserve System Regulation

         Under the regulations of the Federal Reserve System, depository institutions such as the Bank are required to maintain reserves against their transaction accounts. In 1996, these regulations generally required the maintenance of reserves of

3.0% against transaction accounts of $52.0 million or less and 10.0% of the amount of such accounts in excess of such amount. In December, 1996, the Federal Reserve Board decreased the amount of transaction accounts subject to the reserve requirement ratio of 3% from $52 million to $49.3 million. These amounts and percentages are subject to further adjustment by the Federal Reserve Board.

         The Company is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Federal Bank Holding Company Act of 1956, as amended (the "BHCA"), under which the Company registered, limits the types of companies which the Company may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company has not determined which, if any, of these or other permissible non-banking activities it might seek to engage in.

         The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 1996, the Company was in full compliance with all applicable capital requirements, and management believes that the Company will maintain such compliance.

         The BHCA requires, with certain exceptions, a bank holding company to obtain the Federal Reserve Board's approval prior to acquiring more than 5% of the outstanding voting stock of any bank or bank holding company, acquiring all or substantially all of the assets of a bank or merging or consolidating with another bank holding company.

         Effective April 21, 1997, the Federal Reserve Board adopted comprehensive changes to certain banking regulations (the "1997 Amendments"). The 1997 Amendments include amendments to Regulation Y, which implements the BHCA's prior approval requirements. The changes are intended to improve the competitiveness of bank holding companies by eliminating unnecessary regulatory burdens and operating restrictions and by streamlining the application/notice process. Among other changes, the 1997 Amendments incorporate a streamlined and expedited review process for bank acquisition proposals by well-run bank holding companies; eliminate certain notice and approval requirements and streamline others that involve non-banking proposals by well-run bank holding companies; and reorganize and expand the list of permissible non-banking activities.

         As described above, Connecticut law specifically permits Connecticut bank holding companies and banks to acquire or be acquired by banks or bank holding companies in other states with reciprocal merger and acquisition laws. As also described above, recent federal and Connecticut legislation is likely to increase competition. Federal antitrust laws place limitations on the acquisition of banks and other businesses.

         Under the BHCA, the Company, the Bank and any other subsidiaries generally are prohibited from engaging in certain reciprocal arrangements in connection with any extension of credit or provision of any property or services. The 1997 Amendments contain significant amendments to the Federal Reserve Board's rules regarding tying arrangements. The 1997 Amendments remove certain Federal Reserve Board-imposed tying restrictions on bank holding companies and their non-bank subsidiaries and create exceptions from the statutory restrictions on bank tying arrangements to allow banks greater flexibility to package products with their affiliates. These changes contained in the 1997 Amendments are designed to enhance competitiveness in banking and nonbanking products.

         The Bank is subject to certain restrictions imposed by the Federal Reserve Act on making any investments in the stock or other securities of the Company or any of the Company's subsidiaries, and the taking of such stock or securities as collateral for loans to any borrower.

         The Bank also is subject to certain restrictions imposed by the Federal Reserve Act on the amount of loans it can make to the Company or its other affiliates. Such loans must be collateralized as provided by the Federal Reserve Act. The amount of such loans may not exceed (when aggregated with certain other transactions between the Bank and the Company) 10% of the capital stock and surplus of the Bank. Since formation of the Company, there have been no loans made by the Bank to the Company.

         The BHCA requires the Company to file reports of operations annually with the Federal Reserve Board. The Company, the Bank and any other subsidiaries of the Company also are subject to examination by the Federal Reserve Board. In addition, the Company is registered as a bank holding company with the Connecticut Banking Commissioner under the Connecticut Bank Holding Company and Bank Acquisition Act.

         Effect of Governmental Policy

         Banking is a business that depends on interest rate differentials. One of the most significant factors affecting the Company's and the Bank's earnings is the difference between

(1) the interest rates paid by the Bank on its deposits and its other borrowings and (2) the interest rates received by the Bank on loans extended to its customers and securities held in the Bank's investment portfolio. The value and yields of the Bank's assets and the rate paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Federal Reserve Board, that implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted.

         Effective January 1, 1995, Connecticut's banking laws were recodified. The recodification generally combined and made uniform numerous provisions concerning the organization, administration and powers of the various types of Connecticut-chartered banks. In so doing, it permitted, for the first time, interstate mergers and asset acquisitions between state-chartered commercial banks. It also liberalized the ability of out-of-state banks to make loans in Connecticut. The recodification is likely to increase competition.

         The present bank regulatory climate is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been significant regulatory change in the regulation and operations of savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. Partly as a result of these changes, banks are competing actively with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial services enterprises. It is not possible at this time to assess what impact these changes in the regulatory climate ultimately will have on the Bank and/or the Company.

         Moreover, certain legislative and regulatory proposals that could affect the Bank and/or the Company and/or the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may alter further the structure, regulation and competitive relationship of financial institutions and proposals that may subject the Bank and/or the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any legislation or regulations will be enacted or the extent to which the business of the Bank and/or the Company will be affected thereby.

         Regional Economy

         In 1996, the state of Connecticut experienced a relatively flat regional economy. Although interest margins declined slightly, many banks were able to increase profitability, however, problem real estate and commercial loans continue to have a negative impact on the industry. The present business climate remains uncertain as banking institutions struggle with tensions resulting from the continued loss of jobs in their market area, continued strict bank regulation and continued consolidation in the Connecticut banking market.


ITEM 2 - PROPERTIES.

         The following table sets forth the location of the Bank's full service offices and other related information:

Office                     Location                          Status
------                     --------                          ------
Main Office ............   121 Main St.                      Owned
                           Southington, CT

Queen Corner Office ....   900 Queen St.                     Owned
                           Southington, CT

South-End Office .......   921 Meriden Waterbury Tpke.       Owned
                           Southington, CT

Drive-In Center ........   30 Berlin Ave.                    Owned
                           Southington, CT

         Since January, 1995, the Bank has operated a limited purpose branch banking facility at Southington High School, which is located at 720 Pleasant Street, Southington, Connecticut. The High School Branch processes only deposits and withdrawals and is open only during school hours. This branch is operated on a cooperative basis: the Bank supplies management and equipment, the Town of Southington provides the required space, and students staff the branch. The Bank believes that the High School Branch is the only branch bank of its kind in the State of Connecticut.

         The Bank leases approximately 5,989 square feet at 98 Main Street in Southington to house the administrative offices of its audit, human resources, marketing, finance, managed assets, consumer banking and general services divisions. The lease has an expiration date of December 31, 1997, with an option to extend the lease for three (3) one year periods.

         The Bank leases approximately 1,200 square feet at 188 North Main Street in Southington for its residential mortgage origination function. The lease has an expiration date of October 31, 1998, with an option to extend the lease for three (3) one year periods.

         The Bank leases sufficient space at 55 Meriden Avenue in Southington (Bradley Memorial Hospital) to support a free standing automatic teller machine. The lease has an expiration date of July 31, 2000, with no option to extend the lease.

         The Bank owns an approximately 35,000 square foot lot located at 918 Meriden-Waterbury Turnpike, which is adjacent to the Bank's South-End office. The lot is undeveloped except for a residential house which the Bank leases.

         The Bank also owns and is holding for future expansion three separate properties all located adjacent to its Main Office parking facilities. The properties consist of a residential home on an approximately 10,500 square foot lot located at 50 Berlin Avenue, a two-family residential home on an approximately 11,600 square foot lot located at 43-45 Vermont Avenue and an approximately 14,800 square foot undeveloped lot located at 31 Vermont Avenue. The Bank uses the residential home at 50 Berlin Avenue as a storage facility for office supplies. The two-family residence at 43-45 Vermont Avenue is leased.

ITEM 3 - LEGAL PROCEEDINGS.

         On April 11, 1996, a lawsuit filed by certain borrowers and a related company in 1994 against the directors and officers of the Bank was withdrawn, and all of the related foreclosure actions were resolved. The consequences of the resolution of the cases did not have a material effect on the Bank's financial condition or results of operations.

         Neither the Company nor the Bank is presently a party to any legal proceedings the adverse outcome of which would likely have, in management's belief, a material effect on the Company's or the Bank's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 1996, no matter was submitted to a vote of stockholders of the Company.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been issued and outstanding since November 17, 1994, when the Company acquired all of the Bank's outstanding common stock in a one-for-one exchange with the Bank's existing shareholders. As of March 19, 1997, 2,557,865 shares of Common Stock were issued and outstanding and were held by approximately 1,880 shareholders of record.

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Market tier of The National Association of Securities Dealers Automated Quotation ("Nasdaq") Stock Market under the symbol "BKCT." Quarterly high and low bid prices for 1995 and 1996 are included in the 1996 Annual Report under the heading "Market Price and Dividends" and are incorporated herein by reference. Such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         On February 1, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to fifteen percent (15%) of its currently outstanding shares. The Company will make purchases from time to time in the open market through the period ending July 31, 1997. The Company will make the purchases with available corporate funds. The timing and amount of the Company's purchases will depend on market conditions and corporate requirements. The Company intends to hold the repurchased shares in treasury for general corporate purposes. As of February 28, 1997, a total of 210,052 shares had been repurchased since the repurchase program was authorized in 1996.

         For the foreseeable future, the only substantial source of funds available to the Company for the declaration of dividends will be dividends declared and paid by the Bank on Bank common stock. As the holder of Bank common stock, the Company is entitled to receive dividends when, as and if declared by the Bank board of directors out of funds legally available therefor. The Bank may pay cash dividends out of the Bank's net profits. For purposes of this restriction, "net profits" means the remainder of all earnings from operations. Further, the total of all dividends declared by the Bank in any calendar year may not exceed the sum of the Bank's net profits for the year in question combined with its retained net profits from the preceding two calendar years. Additionally, earnings appropriated to reserves for loan losses and deducted for federal income tax purposes are not available for cash dividends without the payment of taxes at the then current income tax rates on the amount used. The Connecticut Banking Commissioner and/or the FDIC may limit the Bank's ability to pay dividends.

         The Bank has paid consecutive quarterly cash dividends since the quarter ended December 31, 1992. The Company paid its first quarterly dividend during the quarter ended March 31, 1995. No assurances can be given that further dividends will be paid or approved. Dividend history for the Company from January 1, 1995 through December 31, 1996 is included in the 1996 Annual Report under the heading "Market Price and Dividends" and is incorporated herein by reference. The Bank also paid a 20% stock dividend on June 1, 1993 and a 6-for-5 stock split effected in the form of a stock dividend on June 19, 1996.

ITEM 6 - SELECTED FINANCIAL DATA.

         The required information is included in the 1996 Annual Report under the heading "Selected Consolidated Financial Data," and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The required information is included in the 1996 Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of the Company's independent accountants and the Company's Consolidated Statements of Condition at December 31, 1996 and 1995, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1996, and the Notes to Financial Statements appear in the 1996 Annual Report and are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The required information is included in the 1997 Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION.

         The required information is included in the 1997 Proxy Statement under the heading "Election of Directors - Executive Compensation" and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         As of February 28, 1997, there were no persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company who may be deemed to own beneficially more than 5% of the Common Stock.

         Certain other required information under this item is included in the 1997 Proxy Statement under the heading "Election of Directors - Stock Ownership of Directors and Officers" and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The required information is included in the 1997 Proxy Statement under the headings "Election of Directors Transactions With Management", "- Certain Business Relationships", "- Indebtedness of Management and Others" and "- Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report.

         (1)      Financial Statements

                  The following documents filed as part of this report are incorporated herein by reference from the indicated pages of the 1996 Annual Report.

                  Financial Statement                            Page or Pages
                  -------------------                            -------------
                  Report of Independent Accountants                    17
                  Consolidated Statements of
                           Condition                                   18
                  Consolidated Statements of Income                    19
                  Consolidated Statements of
                           Shareholders' Equity                        20
                  Consolidated Statements of Cash Flows                21
                  Notes to Consolidated Financial
                           Statements                               22-39

         (2)      Financial Statement Schedules

                  All schedules to the Company's Consolidated Financial Statements required by Article 9 of Regulation S-X are included in the 1996 Annual Report or are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3)      Exhibits

                  Exhibit No.       Description
                  -----------       -----------
                  3.1               Certificate of Incorporation of
                                    Registrant (Incorporated by reference to
                                    Exhibit 3.1 to the Registrant's
                                    Registration Statement on Form S-4
                                    (Registration No. 33-77696) (the
                                    "Registration Statement"))

                  3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

                  3.3 Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit
                                    3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

                  4.1 Instruments defining the rights of security holders (Included in Exhibits
                                    3.1 and 3.2)

                  4.2 Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

                  10.1* Employment Agreement dated as of January 1, 1997, by and between the Bank and Robert D. Morton (supersedes Employment Agreement dated as of January 1, 1994, by and between the Bank and Robert D. Morton that previously was incorporated by reference to Exhibit 10.1 to the Registration Statement)

                  10.2* Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

                  10.3* Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

                  10.4* Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)

                  10.5* Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

                  11.1              Statement re computation of per share
                                    earnings

                  13.1              Annual Report to Security Holders

                  21                Subsidiaries of Registrant

                  23                Consent of Coopers & Lybrand L.L.P.

                  24                Power of Attorney

                  27                Financial Data Schedule

------------------------
         * Management contract or compensatory plan or arrangement.


                  THE COMPANY WILL PROVIDE A COPY OF ANY EXHIBIT LISTED ABOVE TO ANY SHAREHOLDER UPON THE WRITTEN REQUEST OF SUCH SHAREHOLDER AND UPON THE PAYMENT OF A REASONABLE FEE LIMITED TO THE COMPANY'S EXPENSES INCURRED IN FURNISHING SUCH EXHIBIT. REQUESTS SHOULD BE ADDRESSED TO LESLEY A. DEANGELO, BANCORP CONNECTICUT, INC., 121 MAIN STREET, SOUTHINGTON, CONNECTICUT 06489.

(b) The Company did not file any Report on Form 8-K during the last quarter of 1996.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Bancorp Connecticut, Inc.
                                             -------------------------
                                             (Registrant)


Date:  March 31, 1997                     By /s/ Robert D. Morton
                                             -------------------------
                                             Robert D. Morton
                                             Its President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                         Date
----------                    -----                         ----



/s/ Robert D. Morton          President,                    March 31, 1997
    ------------------------  Chief Executive
    Robert D. Morton          Officer and Director
                              (Principal Executive
                              Officer)

/s/ Anthony Priore, Jr.       Treasurer and                 March 31, 1997
    ------------------------  Secretary
    Anthony Priore, Jr.       (Principal Financial
                              Officer and Principal
                              Accounting Officer)


Norbert H. Beauchemin*         Director                      March 31, 1997
------------------------
Norbert H. Beauchemin


Walter J. Hushak*              Director                      March 31, 1997
------------------------
Walter J. Hushak


Michael J. Karabin*            Director                      March 31, 1997
------------------------
Michael J. Karabin

David P. Kelley*               Director                      March 31, 1997
------------------------
David P. Kelley


Frederick E. Kuhr*             Director                      March 31, 1997
------------------------
Frederick E. Kuhr


Joseph J. LaPorte*             Director                      March 31, 1997
------------------------
Joseph J. LaPorte


Ralph G. Mann*                 Director                      March 31, 1997
------------------------
Ralph G. Mann


Andrew J. Meade*               Director                      March 31, 1997
------------------------
Andrew J. Meade


Frank R. Miller*               Director                      March 31, 1997
------------------------
Frank R. Miller


                               Director
------------------------
Anthony S. Pizzitola


Dennis J. Stanek*              Director                      March 31, 1997
------------------------
Dennis J. Stanek


*By /s/  Robert D. Morton
-------------------------
         Robert D. Morton
         Attorney-in-fact

                                  EXHIBIT INDEX

Exhibit
No.                       Description                                Page
-------                   -----------                                ----

3.1     Certificate of Incorporation of Registrant
        (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696)
        (the "Registration Statement"))

3.2     Bylaws of Registrant (Incorporated by
        reference to Exhibit 3.2 to the
        Registration Statement)

3.3     Certificate of Amendment of Certificate of
        Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Registrant's
        Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

4.1 Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

4.2 Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's
        Registration Statement on Form S-8
        (Registration No. 33-333-2638))

10.1* Employment Agreement dated as of January 1, 1997, by and between the Bank and Robert D. Morton
        (supersedes Employment Agreement dated as of January 1, 1994, by and between the Bank and Robert D. Morton that previously was incorporated by reference to Exhibit 10.1 to the Registration
        Statement)

10.2*   Southington Savings Bank 1986 Stock Option
        Plan (Incorporated by reference to Exhibit
        10.2 to the Registration Statement)

10.3*   Southington Savings Bank 1993 Stock Option
        Plan (Incorporated by reference to Exhibit
        10.3 to the Registration Statement)

10.4* Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.5*   Southington Savings Bank Supplemental Retirement
        Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30 1996)

11.1    Statement re computation of per share
        earnings.

13.1    Annual Report to Security Holders

21      Subsidiaries of Registrant

23      Consent of Coopers & Lybrand L.L.P.

24      Power of Attorney

27      Financial Data Schedule

----------------------
*        Management contract or compensatory plan or arrangement.