Form 10-Q
period 1997-03-31
BANCORP CONNECTICUT INC
filed 1997-05-12
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to _____________________

              Commission file number         34-0-25158
                                      --------------------------

                            BANCORP CONNECTICUT, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                    061394443
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

     121 Main Street, Southington, CT                         06489
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code                860-628-0351
                                                              ------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                          Yes  [X]         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on April 17, 1997 was 2,555,969. (Excluding treasury shares)

                            BANCORP CONNECTICUT, INC.

                               INDEX TO FORM 10-Q
                               ------------------

PART I.       FINANCIAL INFORMATION                                     PAGE
-------       ---------------------                                     ----

Item 1.       Financial Statements (unaudited)

              (a)       Consolidated Condensed Balance Sheets -
                        March 31, 1997 and December 31, 1996               1

              (b)       Consolidated Condensed Statements of
                        Income - Three months ended March 31,
                        1997 and 1996                                      2

              (c)       Consolidated Condensed Statements of
                        Changes in Capital Accounts - Three
                        months ended March 31, 1997 and 1996               4

              (d)       Consolidated Condensed Statements of
                        Cash Flows - Three months ended March 31,
                        1997 and 1996                                      5

              (e)       Notes to the Consolidated Condensed
                        Financial Statements - March 31, 1997              6


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9


PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                           13

Item 2.       Changes in Securities                                       13

Item 3.       Defaults Upon Senior Securities                             13

Item 4.       Submission of Matters to a Vote of Security
              Holders                                                     13

Item 5.       Other Information                                           13

Item 6.       Exhibits and Reports on Form 8-K                            13

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)


                                                                  March 31,   December 31,
                                                                    1997         1996
                                                                  ---------   ------------
Assets:
  Cash and due from banks                                         $   5,613    $   8,454
  Federal funds sold                                                  2,700          700
                                                                  ---------    ---------
                  Cash and cash equivalents                           8,313        9,154

  Trading account securities                                             70        2,430

  Investment securities:
    Available-for-sale (at market value)                             98,934      105,515
    Held-to-maturity                                                 48,176       44,096
                                                                  ---------    ---------
                                                                    147,110      149,611

  Loans                                                             252,049      252,144
  Less: Allowance for loan losses                                    (4,968)      (4,875)
        Deferred loan fees                                             (980)        (995)
                                                                  ---------    ---------
                                                                    246,101      246,274

  Federal Home Loan Bank stock                                        2,094        2,040
  Bank premises and equipment                                         3,084        3,084
  Accrued income receivable                                           2,816        2,717
  Other real estate owned                                             1,160        1,367
  Deferred taxes                                                      2,382        2,196
  Other assets                                                          599          525
                                                                  ---------    ---------
                    Total assets                                  $ 413,729    $ 419,398
                                                                  =========    =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and  Now                                               $  35,437    $  38,385
    Savings                                                          97,184       96,070
    Time                                                            170,870      175,372
                                                                  ---------    ---------
                                                                    303,491      309,827

  Advances from Federal Home Loan Bank                               24,800       21,000
  Federal funds purchased and securities sold
          under agreements to repurchase                             39,076       41,879
  Mortgagors' escrow accounts                                           898        1,687
  Accrued taxes, expenses and other liabilities                       2,423        2,274
                                                                  ---------    ---------
                  Total liabilities                                 370,688      376,667
                                                                  ---------    ---------

Shareholders' Equity:
    Preferred stock                                                      --           --
    Common stock                                                      2,783        2,768
    Additional paid-in capital                                       19,416       19,189
    Retained earnings                                                25,496       24,609
    Unrealized gain on  investment securities, net                      246          504
    Treasury stock, at cost, 222,552 shares in 1997 and
              197,552 shares in 1996                                 (4,900)      (4,339)
                                                                  ---------    ---------
                                                                     43,041       42,731
                                                                  ---------    ---------
                  Total liabilities and shareholders' equity      $ 413,729    $ 419,398
                                                                  =========    =========


See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (dollars in thousands)
                                  (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1997       1996
                                                         -------    -------
Interest Income:
  Interest and fees on loans                             $ 5,368    $ 5,123
  Interest and dividends on securities:
    U.S. Government and agency securities                  1,427      1,347
    Other bonds and notes                                     39         37
    Marketable equity securities                             768        634
                                                         -------    -------
                                                           2,234      2,018
  Interest on trading account                                 18          4
  Interest on Federal funds sold                              56        111
  Other interest and dividend income                          33         31
                                                         -------    -------
      Total interest income                                7,709      7,287
                                                         -------    -------

Interest Expense:
  Interest on NOW deposits                                    65         64
  Interest on savings deposits                               623        661
  Interest on time deposits                                2,341      2,289
                                                         -------    -------
                                                           3,029      3,014

  Interest on borrowed funds                                 932        688
                                                         -------    -------
      Total interest expense                               3,961      3,702
                                                         -------    -------

      Net interest income                                  3,748      3,585

Provision for loan losses                                    150         75
                                                         -------    -------
      Net interest income after
           provision for loan losses                       3,598      3,510

Other Income:
   Net securities gains                                      161        201
   Net trading account gains                                  21         14
   Trust fees                                                101         95
   Service charges on deposit accounts                       125        134
   Other                                                      76         86
                                                         -------    -------
                                                             484        530
                                                         -------    -------

Other Expenses:
  Salaries and employee benefits                           1,123      1,095
  Occupancy                                                  142        150
  Furniture and equipment expense                             96         85
  Data processing                                            169        156
  FDIC assessments                                             9          1
  Legal expense                                               42         75
  OREO expense                                               (13)        82
  Advertising expense                                         55         53
  Other                                                      356        421
                                                         -------    -------
                                                           1,979      2,118
                                                         -------    -------

      Income before taxes                                  2,103      1,922

Provision for income taxes                                   688        638
                                                         -------    -------

      Net income                                         $ 1,415    $ 1,284
                                                         =======    =======

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED
                                   (unaudited)


                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                           1997       1996
                                                         -------    -------

Primary:
Average shares & common stock equivalents              2,737,363  2,823,028
Net income per share                                       $0.52      $0.45

Fully Diluted:
Average shares & common stock equivalents              2,740,082  2,830,556
Net income per share                                       $0.52      $0.45

Cash dividend per share                                   $0.205      $0.171


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

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                  (unaudited)

                                                                                          UNREALIZED
                                                                                         GAIN (LOSS) ON
                                                      COMMON      PAID-IN      RETAINED    INVESTMENT    TREASURY
                                                       STOCK      CAPITAL      EARNINGS    SECURITIES     STOCK
                                                      -------     --------     --------      ------      --------

Balance at December 31, 1995                          $2,263      $18,862      $21,575        $509            $0
  Net income                                                                     1,284
  Stock options exercised                                  3           33
  Cash dividends declared
    ($.171 per share)                                                             (463)
  Treasury stock purchased                                                                                  (239)
  Decrease in net unrealized gain
    on investment securities                                                                  (295)
  Tax benefits related to common stock
     option exercises and restricted stock                             10
                                                      -------     --------     --------      ------      --------

Balance at March 31, 1996                             $2,266      $18,905      $22,396        $214         ($239)
                                                      =======     ========     ========      ======      ========

Balance at December 31, 1996                           2,768       19,189       24,609         504        (4,339)
  Net income                                                                     1,415
  Stock options exercised                                 15          164
  Cash dividends declared
    ($.205 per share)                                                             (528)
  Treasury stock purchased                                                                                  (561)
  Decrease in net unrealized gain
    on investment securities                                                                 ($258)
  Tax benefits related to common stock
     option exercises and restricted stock                             63
                                                      -------     --------     --------      ------      --------

Balance at March 31, 1997                             $2,783      $19,416      $25,496        $246       ($4,900)
                                                      =======     ========     ========      ======      ========


See notes to unaudited consolidated condensed financial statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                       THREE  MONTHS ENDED
                                                                             MARCH 31,
                                                                     -----------------------
                                                                      1997            1996
                                                                     ------        ---------
Cash flows from operating activities:
    Net income                                                       $1,415            1,284
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation/amortization expense                              114              113
         Deferred income tax benefit (provision)                         (5)              42
         Gain on sale of OREO                                           (79)             (14)
         Net accretion and (amortization) of bond
           premium and discount                                          45               (3)
         Provision for loan losses                                      150               75
         Provision for foreclosed real estate losses                     37               54
         Amortization of deferred loan points                           (41)             (47)
         Realized gains on held-for-sale securities                    (161)            (201)
         Net trading account gains                                      (21)             (14)
         Decrease in trading account                                  2,381              404
         Increase in accrued income receivable                          (99)            (155)
         Increase in accrued expenses payable and other
               liabilities                                              148              192
         Increase in other assets                                       (76)             (76)
                                                                     ------         --------

                                  Total adjustments                   2,393              370
                                                                     ------         --------

        Net cash provided by operating activities                     3,808            1,654
                                                                     ------         --------

Cash flows from investing activities:
    Purchases of securities held-to-maturity                         (6,042)         (13,618)
    Purchases of securities available-for-sale                       (9,494)         (10,981)
    Proceeds from sales of securities available-for-sale              9,515            3,305
    Proceeds from maturities of securities                            6,255           11,000
    Paydowns on mortgage-backed securities                            1,944            3,152
    Purchases of Federal Home Loan Bank stock                           (55)             (61)
    Net increase in loans                                               (36)          (5,406)
    Purchases of premises and equipment, net                           (105)            (178)
    Proceeds from sale of foreclosed real estate, net                   342              535
                                                                     ------         --------

        Net cash provided by (used in) investing activities           2,324          (12,252)
                                                                     ------         --------

Cash flows from financing activities:
    Net (decrease) increase in time deposits                         (4,502)           5,428
    Net decrease in other deposits                                   (1,833)          (2,624)
    Net decrease in mortgagors' escrow                                 (789)            (746)
    Proceeds from borrowings                                          6,800            7,459
    Repayment of borrowings                                          (3,000)          (9,449)
    Net (decrease) increase in Federal funds purchased               (1,500)           1,975
    Net (decrease) increase in repurchase agreements                 (1,303)          15,973
    Repurchase of common stock                                         (561)            (239)
    Proceeds from exercise of stock options                             242               36
    Cash dividends paid                                                (527)            (463)
                                                                     ------         --------

        Net cash (used in) provided by financing activities          (6,973)          17,350
                                                                     ------         --------

               Net (decrease) increase in cash and cash equivalents    (841)           6,752
                                                                     ------         --------

Cash and cash equivalents at beginning of period                      9,154           10,672
                                                                     ------         --------

           Cash and cash equivalents at end of period                $8,313          $17,424
                                                                     ======         ========

Schedule of noncash investing and financing activities:
     Change in unrealized gain on investment securities                (258)            (295)
     Transfer of loans to other real estate owned                        96            2,560
     Foreclosed real estate sales financed                               54              241


See notes to unaudited consolidated condensed financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation

In the opinion of Bancorp Connecticut, Inc. (the "Corporation"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The results of its operations for the periods shown are not necessarily indicative of the results to be expected for the full year.

Certain 1996 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no impact on net income.

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of March 31, 1997 and December 31, 1996 are as follows:


                                                Held-to-Maturity
                               -------------------------------------------------
                                              Gross        Gross       Estimated
                               Amortized   Unrealized    Unrealized     Market
(000's), March 31, 1997          Cost         Gains        Losses        Value
----------------------------  ----------   ----------   -----------    ---------
United States Government
    agency obligations         $22,154        $ 56        $(298)        $21,912
Municipal bonds                  3,250          53          (25)          3,278
Mortgage-backed securities      22,772           0         (466)         22,306
                               -------        ----        ------        -------
                               $48,176        $109        $(789)        $47,496
                               =======        ====        ======        =======


                                              Available-for-sale
                               -------------------------------------------------
                                              Gross        Gross       Estimated
                               Amortized   Unrealized    Unrealized     Market
                                 Cost         Gains        Losses        Value
----------------------------  ----------   ----------   -----------    ---------
United States Government
    obligations                $10,982         $17          $(7)        $10,992
Mortgage-backed securities      23,776         191         (262)         23,705
Marketable equity securities    55,989         988         (352)         56,625
Mutual funds                     7,771           -         (159)          7,612
                               -------      ------        ------        -------
                               $98,518      $1,196        $(780)        $98,934
                               =======      ======        ======        =======

                                               Held-to-Maturity
                               -------------------------------------------------
                                              Gross        Gross       Estimated
                               Amortized   Unrealized    Unrealized     Market
(000's), December 31, 1996       Cost         Gains        Losses        Value
----------------------------  ----------   ----------   -----------    ---------
United States Government
    agency obligations         $ 22,651       $152         $(123)       $22,680
Municipal bonds                   3,252         88            (6)         3,334
Mortgage-backed securities       18,193          6          (240)        17,959
                               --------       ----         -----        -------
                               $ 44,096       $246         $(369)       $43,973
                               ========       ====         =====        =======



                                               Available-for-sale
                               -------------------------------------------------
                                              Gross        Gross       Estimated
                               Amortized   Unrealized    Unrealized     Market
                                 Cost         Gains        Losses        Value
----------------------------  ----------   ----------   -----------    ---------
United States Government
    obligations                $ 14,977        $   92       $  (2)      $ 15,067
Mortgage-backed securities       26,063           298        (144)        26,216
Marketable equity securities     55,848           944        (262)        56,531
Mutual funds                      7,771             9         (79)         7,701
                               --------        ------       -----       --------
                               $104,659        $1,343       $(487)      $105,515
                               ========        ======       =====       ========


NOTE 3.  Activity in the Allowance for Loan Losses

           (dollars in thousands)                  1997          1996
                                                  ------         -----

           Balance at beginning of year           $4,875         $5,488
           Provision for loan losses                 150             75
           Charge-offs                               (85)          (529)
           Recoveries                                 28             36
                                                  ------         ------

           Balance at March 31,                   $4,968         $5,070
                                                  ======         ======

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 4.  Nonperforming Assets
                                                  March 31,       December 31,
       (dollars in thousands)                       1997              1996
       ----------------------                     ---------       ------------
       Nonaccrual loans
          Residential real estate                  $ 2,283           $ 2,060
          Commercial real estate                       619               337
          Commercial                                   287               306
          Consumer                                     250               236
                                                   -------           -------
                 Total nonaccrual loans              3,439             2,939
       Accruing loans past due 90 days or more          --                --
                 Total nonperforming loans           3,439             2,939
       Other real estate owned                       1,160             1,367
                                                   -------           -------
                 Total nonperforming assets        $ 4,599           $ 4,306
                                                   =======           =======

       Nonperforming loans as percentage
              of total loans                          1.36%             1.17%
                                                   =======            ======
       Nonperforming assets as a percentage
              of total assets                         1.11%             1.03%
                                                   =======            ======


NOTE 5.  Earnings Per Share

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The Corporation will be required to adopt SFAS 128 in the fourth quarter of 1997. Had earnings per share for the quarter ended March 31, 1997 been computed in accordance with SFAS 128, basic earnings per share would have been $.55 and diluted earnings per share would have been $.52, and basic and diluted earnings per share would have been $.48 and $.45, respectively, for the quarter ended March 31, 1996.

FOR FURTHER INFORMATION AND FOR ASSISTANCE IN READING THIS REPORT, REFER TO THE FINANCIAL STATEMENTS AND FOOTNOTES INCLUDED IN THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND TO THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDED IN THIS REPORT.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       First Quarter Ended March 31, 1997


Bancorp Connecticut, Inc. ("the Corporation") is the holding company of Southington Savings Bank (the "Bank"). Since the Bank is the Corporation's sole subsidiary, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank.


Changes in Financial Condition

Trading Account Securities
--------------------------

Trading account securities decreased by $2,360,000 from December 31, 1996 to March 31, 1997 due to sales, the proceeds of which were temporarily reinvested into Federal funds sold.

Investments
-----------

Total investment securities decreased from $149,611,000 as of December 31, 1996 to $147,110,000 as of March 31, 1997 due primarily to United States Treasury obligations which matured during the first quarter.

Deposits
--------

Total deposits decreased by $6,336,000 or 2.1% during the first quarter of 1997 as compared to December 31, 1996 partially as a result of maturities of certificates of deposits most of which had an original maturity of less than one year as well as a decrease in demand and NOW account balances.

Borrowings
----------

Advances from the Federal Home Loan Bank of Boston increased by $3,800,000 or 18.1% during the first quarter ended March 31, 1997 compared to December 31, 1996 to fund the purchase of mortgage backed securities of approximately $5,000,000.


Changes in Results of Operation

Earnings
--------

Net income for the quarter ended March 31, 1997 was $1,415,000 as compared to $1,284,000 for the first quarter of 1996, an increase of 10.2%. The increase was primarily due to higher net interest income and a lower level of noninterest expense. The annualized return on average assets for the quarter ended March 31, 1997 was 1.36% as compared to 1.31% for the quarter ended March 31, 1996.

Net Interest Income
-------------------

Net interest income increased $163,000 or 4.6% for the first quarter of 1997 as compared to the same quarter of 1996. Interest income increased $422,000 for the three month period ended March 31, 1997 as compared to the same period in 1996, primarily as a result of an increase in average interest earning assets in the amount of $23,650,000 or 6.2% as compared to the prior year's quarter. The tax equivalent yield on earning assets remained flat at 7.92% for the current quarter as compared to 7.91% for the same quarter of 1996. Interest expense increased $259,000 or 7.0%, primarily from a $23,188,000 or 7.1% increase in average interest bearing liabilities as compared to the prior year's quarter. While the cost of borrowings increased and the cost of deposits declined, the overall cost of funds remained the same at 4.50% for the first quarter of 1997 and 1996.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $150,000 for the first quarter of 1997 as compared to $75,000 for the same quarter of 1996. This increase is due to the fact that the emphasis continues to be on commercial loan growth which conveys a slightly higher risk, therefore the allowance for loan loss is adjusted to the level that is commensurate with the risks in the loan portfolio. As of March 31, 1997, nonperforming loans totaled $3,439,000 or 1.36% of total loans as compared to $3,624,000 or 1.51% on March 31, 1996.

The allowance for loan losses as a percentage of nonperforming loans was 144.5% as of March 31, 1997 as compared to 139.9% on March 31, 1996. Net loan charge-offs for the first quarter of 1997 were $57,000 as compared to $493,000 for the first quarter of 1996. The net charge-offs in 1996 include the nonrecoverable amount from the settlement of several foreclosure actions that had been in litigation since 1991.

Nonperforming assets increased slightly to $4,599,000 or 1.1% of total assets as of March 31, 1997 as compared to $4,306,000 or 1.0% as of December 31, 1996, an increase of 6.8%. (See note 4 to the unaudited consolidated financial statements.)

Management believes the allowance for loan losses is maintained at a level that is adequate to absorb losses within the loan portfolio. (See notes 3 and 4 to the unaudited consolidated financial statements.)

Other Income
------------

Noninterest income was $484,000 for the first quarter of 1997 as compared to $530,000 for the same quarter of 1996, a decrease of 8.7%. The decrease was primarily due to net securities gains of $182,000 in the current quarter as compared to $215,000 for the same quarter of 1996.

Other Expenses
--------------

Noninterest expenses decreased by $139,000 or 6.6% for the first quarter of 1997 as compared to the same quarter of 1996. The primary reason for the decrease is attributable to gains realized on the sale of certain OREO properties which resulted in net income on OREO of $13,000 for the first quarter of 1997 compared to net expense on OREO of $82,000 for the same quarter in 1996. In addition, there was a decrease in other expenses of $65,000 or 15.4% for the quarter ending March 31, 1997 as compared to the same period in 1996 as a result of tighter expense control during the period.

Income Taxes
------------

Estimated income taxes for the first quarter of 1997 were $688,000 as compared to $638,000 for the same quarter of 1996. The increase was primarily due to the generation of income before taxes of $2,103,000 through March 31, 1997 as compared to $1,922,000 for the same period of 1996. The effective tax rate for the first quarter of 1997 was 32.7% as compared to 33.2% for the same period of 1996, and is lower than the expected statutory rate due to the Federal and State dividends received deduction.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)(2)

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                                Three months ended               Three months ended          1997 Compared to 1996
                                                  March 31, 1997                   March 31, 1996         Increase (Decrease) Due to
                                           --------------------------       ---------------------------   --------------------------

(dollars in thousands)                     Average              Yield/      Average              Yield/
                                           Balance   Interest    Rate       Balance   Interest    Rate     Volume   Rate    Net(1)
                                           -------   --------    ----       -------   --------    ----     ------   ----    -------
ASSETS
Interest-earning assets:
   Loans                                  $250,351    $5,368     8.58%      $237,467   $5,123     8.63%     $276    ($31)   $245
   Taxable investment securities
          (at cost)                        145,419    $2,542     6.99%       131,252    2,251     6.86%      247      44     291
   Municipal bonds                           3,251       $58     7.14%         3,064       55     7.18%        3       0       3
   Federal funds sold                        4,305       $56     5.20%         8,948      111     4.96%      (60)      5     (55)
   Other interest-earning assets             3,368       $33     3.92%         2,313       31     5.36%       12     (10)      2
                                          -------------------               -----------------               --------------------

Total interest-earning assets              406,694     8,057     7.92%       383,044    7,571     7.91%      478       8     486
                                          -------------------               -----------------               --------------------

Noninterest-earning assets:
 Cash and due from banks                     4,910                             3,756
 Premises and equipment, net                 3,100                             3,485
 Other assets                                6,453                             5,909
 Less loan loss allowance                   (4,902)                           (5,444)
                                          ---------                         ---------

    TOTAL ASSETS                          $416,255                          $390,750
                                          =========                         =========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                 $109,597      $682     2.49%      $113,159     $720     2.55%     ($22)   ($16)   ($38)
 Time deposits                             174,076     2,341     5.38%       163,378    2,289     5.60%      146     (94)     52
 Mortgagors' escrow deposits                   849         6     2.83%           798        5     2.51%        0       1       1
 FHLB of Boston advances                    23,556       348     5.91%        17,468      255     5.84%       90       3      93
 Securities sold under agreements
   to repurchase                            43,992       584     5.31%        34,079      433     5.08%      131      20     151
                                          -------------------               -----------------               --------------------

Total interest-bearing
     liabilities                           352,070     3,961     4.50%       328,882    3,702     4.50%      345     (86)    259
                                          -------------------               -----------------               --------------------

Noninterest-bearing liabilities:
 Demand deposits                            20,441                            17,741
 Other                                       1,247                               977

Stockholders' equity                        42,497                            43,150
                                          ---------                        ----------

TOTAL LIABILITIES AND EQUITY              $416,255                          $390,750
                                          =========                        ==========

Net interest income before Federal
      tax equivalent adjustment                          4,096                          3,869               $133     $94    $227
                                                                                                            ====================
Federal tax equivalent adjustment                         (348)                          (283)
                                                        -------                        -------

Net interest income                                     $3,748                         $3,586
                                                        =======                        =======

Net interest spread
     (tax equivalent basis)                                      3.42%                            3.41%
                                                                =====                            =====

Net interest margin
     (tax equivalent basis)                                      4.03%                            4.04%
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

                 3.2              Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

                 3.3              Certificate of Amendment of Certificate of Incorporation dated
                                  May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the
                                  Quarterly Report on Form 10-Q for the quarterly period ended
                                  June 30, 1996).



                 4                Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2).

                 10.1             Employment Agreement dated as of January 1, 1997, by and
                                  between the Bank and Robert D. Morton (Incorporated by
                                  reference to Exhibit 10.1 to the Registrant's Annual Report on
                                  Form 10-K)

                 10.2             Southington Savings Bank 1986 Stock Option Plan
                                  (Incorporated by reference to Exhibit 10.2 to the Registration
                                  Statement).

                 10.3             Southington Savings Bank 1993 Stock Option Plan
                                  (Incorporated by reference to Exhibit 10.3 to the Registration
                                  Statement).

                 10.4             Pension Plan of Southington Savings Bank, as amended
                                  (Incorporated by reference to Exhibit 10.4 to the Registration
                                  Statement).

                 10.5             Southington Savings Bank Supplemental Retirement Plan
                                  (Incorporated by reference to Exhibit 10.5 to the Registran's
                                  Quarterly Report on Form 10-Q for the quarterly period ended
                                  September 30, 1996).

                 11.1             Statement re computation of per share ernings.

                 27               Financial Data Schedule


          (b)  Reports on Form 8-K.

          The  Registrant  did not file any  Report on Form 8-K during the first quarter of 1997.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                BANCORP CONNECTICUT, INC.
                                      -----------------------------------------
                                                      (Registrant)



Date: May 12, 1997                    By: /s/ Robert D. Morton
      ----------------------              -------------------------------------
                                          Robert D. Morton
                                          Its President and Chief Executive
                                            Officer (A duly authorized officer)



Date: May 12, 1997                    By: /s/ Anthony Priore, Jr.
      ----------------------              -------------------------------------
                                          Anthony Priore, Jr.
                                          Its Treasurer and Secretary
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------
3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration
               Statement on Form S-4 (Registration No. 33-77696) (the "Registration Statement")).

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.3 Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the 10-Q for the quarterly period ended June 30, 1996).

4 Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2).

10.1 Employment Agreement dated as of January 1, 1997, by and between the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's 1996 Annual Report on Form 10-K).

10.2 Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement).

10.3 Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.4           Pension   Plan  of   Southington   Savings   Bank,   as   amended
               (Incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.5 Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

11.1           Statement re computation of per share earnings

27             Financial Data Schedule