Form 10-Q
period 1997-06-30
BANCORP CONNECTICUT INC
filed 1997-08-13
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------


                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------------------------------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

                        Commission file number 34-0-25158
                                               ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on July 24, 1997 was 2,533,716. (Excluding treasury shares)

                            BANCORP CONNECTICUT, INC.

                               INDEX TO FORM 10-Q
                               ------------------


PART I.   FINANCIAL INFORMATION                                             PAGE
-------   ---------------------                                             ----

Item 1.   Financial Statements (unaudited)

          (a)  Consolidated Condensed Balance Sheets - June 30, 1997
                   and December 31, 1996                                       1

          (b)  Consolidated Condensed Statements of Income - Three
                   months and six months ended June 30, 1997 and 1996          2

          (c)  Consolidated Condensed Statements of Changes in
                   Capital Accounts - six months ended June 30,
                   1997 and 1996                                               4

          (d)  Consolidated Condensed Statements of   Cash Flows -
                   Six months ended June 30, 1997 and 1996                     5

          (e)  Notes to the Consolidated Condensed Financial Statements -
                    June 30, 1997                                              6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                  10


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities                                               16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security          Holders        16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)


                                                         June 30,   December 31,
                                                           1997         1996
                                                       -----------  ------------
                                                       (unaudited)
Assets:
  Cash and due from banks                                $  6,644     $  8,454
  Federal funds sold                                        3,600          700
                                                         --------     --------
            Cash and cash equivalents                      10,244        9,154

  Trading account securities                                  252        2,430

  Investment securities:
    Available-for-sale (at market value)                  106,864      105,515
    Held-to-maturity                                       44,715       44,096
                                                         --------     --------
                                                          151,579      149,611

  Loans                                                   260,743      252,144
  Less: Allowance for loan losses                          (5,145)      (4,875)
            Deferred loan fees                               (981)        (995)
                                                         --------     --------
                                                          254,617      246,274

  Federal Home Loan Bank stock                              2,094        2,040
  Bank premises and equipment                               3,021        3,084
  Accrued income receivable                                 2,771        2,717
  Other real estate owned                                     954        1,367
  Deferred taxes                                            2,075        2,196
  Other assets                                                755          525
                                                         --------     --------
            Total assets                                 $428,362     $419,398
                                                         ========     ========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and  Now                                      $ 43,539     $ 38,385
    Savings                                                95,600       96,070
    Time                                                  172,685      175,372
                                                         --------     --------
                                                          311,824      309,827

  Advances from Federal Home Loan Bank                     25,630       21,000
  Federal funds purchased and securities sold
      under agreements to repurchase                       42,976       41,879
  Mortgagors' escrow accounts                               1,748        1,687
  Accrued taxes, expenses and other liabilities             2,298        2,274
                                                         --------     --------
            Total liabilities                             384,476      376,667
                                                         --------     --------

Shareholders' Equity:
    Preferred stock                                            --           --
    Common stock                                            2,793        2,768
    Additional paid-in capital                             19,589       19,189
    Retained earnings                                      26,431       24,609
    Unrealized gain on investment securities, net             817          504
    Treasury stock, at cost, 259,749 shares in 1997 and
        197,552 shares in 1996                             (5,744)      (4,339)
                                                         --------     --------
                                                           43,886       42,731
                                                         --------     --------
             Total liabilities and shareholders' equity  $428,362     $419,398
                                                         ========     ========


See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)


                                                                     Three Months Ended                   Six Months Ended
                                                                          June 30,                             June 30,
                                                                 ------------------------------------------------------------------
                                                                    1997               1996              1997               1996
                                                                 ----------         ----------        ----------         ----------
Interest Income:
  Interest and fees on loans                                     $    5,570         $    5,180        $   10,938         $   10,303
  Interest and dividends on securities:
    U.S. Government and agency securities                             1,441              1,336             2,869              2,683
    Other bonds and notes                                                81                 38               120                 75
    Marketable equity securities                                        845                691             1,613              1,325
                                                                 ----------         ----------        ----------         ----------
                                                                      2,367              2,065             4,602              4,083
  Interest on trading account                                             1                 16                19                 20
  Interest on Federal funds sold                                         37                 64                93                170
  Other interest and dividend income                                     34                 33                67                 64
                                                                 ----------         ----------        ----------         ----------
      Total interest income                                           8,009              7,358            15,719             14,640
                                                                 ----------         ----------        ----------         ----------

Interest Expense:
  Interest on NOW deposits                                               96                 63               161                127
  Interest on savings deposits                                          641                669             1,264              1,330
  Interest on time deposits                                           2,332              2,296             4,673              4,585
                                                                 ----------         ----------        ----------         ----------
                                                                      3,069              3,028             6,098              6,042

  Interest on borrowed funds                                            987                695             1,919              1,378
                                                                 ----------         ----------        ----------         ----------
      Total interest expense                                          4,056              3,723             8,017              7,420
                                                                 ----------         ----------        ----------         ----------

      Net interest income                                             3,953              3,635             7,702              7,220

Provision for loan losses                                               200                100               350                175
                                                                 ----------         ----------        ----------         ----------

      Net interest income after
        provision for loan losses                                     3,753              3,535             7,352              7,045

Other Income:
  Net securities gains                                                  175                 41               336                242
  Net trading account gains                                              28                 50                50                 64
  Trust fees                                                            108                 97               209                192
  Service charges on deposit accounts                                   132                136               257                270
  Other                                                                 108                 67               184                153
                                                                 ----------         ----------        ----------         ----------
                                                                        551                391             1,036                921
                                                                 ----------         ----------        ----------         ----------

Other Expenses:
  Salaries and employee benefits                                      1,169              1,125             2,293              2,220
  Occupancy                                                             131                128               274                278
  Furniture and equipment expense                                        97                 84               193                169
  Data processing                                                       167                155               336                311
  FDIC assessments                                                       10                  0                19                  1
  Legal expense                                                          42                 84                84                159
  OREO expense                                                           (5)                 5               (18)                87
  Advertising expense                                                   113                105               168                158
  Other                                                                 396                485               752                906
                                                                 ----------         ----------        ----------         ----------
                                                                      2,120              2,171             4,101              4,289
                                                                 ----------         ----------        ----------         ----------

      Income before taxes                                             2,184              1,755             4,287              3,677

Provision for income taxes                                              690                565             1,379              1,203
                                                                 ----------         ----------        ----------         ----------

      Net income                                                 $    1,494         $    1,190        $    2,908         $    2,474
                                                                 ==========         ==========        ==========         ==========




                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED
                                   (unaudited)


                                                                     Three Months Ended                   Six Months Ended
                                                                          June 30,                             June 30,
                                                                 ------------------------------------------------------------------
                                                                    1997               1996              1997               1996
                                                                 ----------         ----------        ----------         ----------

Primary:
Average shares & common stock equivalents                         2,715,662          2,864,839         2,726,552          2,865,245
Net income per share                                                  $0.55              $0.42             $1.07              $0.86

Fully Diluted:
Average shares & common stock equivalents                         2,733,407          2,898,096         2,748,300          2,885,637
Net income per share                                                  $0.55              $0.41             $1.06              $0.86

Cash dividend per share                                              $0.220             $0.179            $0.425             $0.350







See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                   (unaudited)

                                                                                                     UNREALIZED
                                                                                                   GAIN (LOSS) ON
                                                        COMMON          PAID-IN         RETAINED     INVESTMENT       TREASURY
                                                         STOCK          CAPITAL         EARNINGS     SECURITIES        STOCK
                                                        -------         --------        --------   --------------     -------
Balance at December 31, 1995                            $ 2,263         $ 18,862         $21,575         $509         $     0
  Net income                                                                               2,474
  Stock options exercised                                    23              171
  Cash dividends declared
    ($.35 per share)                                                                        (956)
  6-for-5 stock split effected in the form
    of a stock dividend                                     444             (444)
  Treasury stock purchased                                                                                             (1,591)
  Decrease in net unrealized gain
    on investment securities                                                                             (605)
  Tax benefits related to common stock
    option exercises                                                         111
                                                        -------         --------         -------        -----         -------

Balance at June 30, 1996                                $ 2,730         $ 18,700         $23,093         ($96)        ($1,591)
                                                        =======         ========         =======        =====         =======

Balance at December 31, 1996                            $ 2,768         $ 19,189         $24,609         $504         ($4,339)
  Net income                                                                               2,908
  Stock options exercised                                    25              297
  Cash dividends declared
    ($.425 per share)                                                                     (1,086)
  Treasury stock purchased                                                                                             (1,405)
  Decrease in net unrealized gain
    on investment securities                                                                             $313
  Tax benefits related to common stock
    option exercises                                                         103
                                                        -------         --------         -------        -----         -------

Balance at June 30, 1997                                $ 2,793         $ 19,589         $26,431         $817         ($5,744)
                                                        =======         ========         =======        =====         =======


See notes to unaudited consolidated condensed financial statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------
Cash flows from operating activities:
  Net income                                                 $ 2,908    $ 2,474
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation/amortization expense                          229        226
      Deferred income tax (provision) benefit                    (78)       369
      Gain on sale of OREO                                      (149)       (29)
      Net accretion and amortization of bond
          premium and discount                                    99         57
      Provision for loan losses                                  350        175
      Provision for foreclosed real estate losses                 75         51
      Amortization of deferred loan points                       (92)       (89)
      Realized gains on available-for-sale securities           (336)      (242)
      Net trading account gains                                  (50)       (64)
      Decrease in trading account                              2,228          0
      Increase in accrued income receivable                      (54)      (173)
      Increase (decrease) in accrued expenses payable
          and other liabilities                                   23       (203)
      Increase in other assets                                  (231)      (678)
                                                             -------    -------

                Total adjustments                              2,014       (600)
                                                             -------    -------

      Net cash provided by operating activities                4,922      1,874
                                                             -------    -------

Cash flows from investing activities:
    Purchases of securities held-to-maturity                  (6,042)   (18,616)
    Purchases of securities available-for-sale               (25,163)   (24,016)
    Proceeds from sales of securities available-for-sale      15,090      5,794
    Proceeds from maturities of securities                    11,255     16,000
    Paydowns on mortgage-backed securities                     3,643      5,996
    Purchases of Federal Home Loan Bank stock                    (55)       (61)
    Net increase in loans                                     (8,703)   (10,895)
    Purchases of premises and equipment, net                    (146)      (238)
    Proceeds from sale of foreclosed real estate, net            673      1,269
                                                             -------    -------

        Net cash used in investing activities                 (9,448)   (24,767)
                                                             -------    -------

Cash flows from financing activities:
  Net (decrease) increase in time deposits                    (2,687)     7,178
  Net increase (decrease) in other deposits                    4,684       (190)
  Net increase in mortgagors' escrow                              61         55
  Proceeds from borrowings                                     9,735     14,703
  Repayment of borrowings                                     (5,105)   (16,693)
  Net (decrease) increase in Federal funds purchased            (400)       325
  Net increase in repurchase agreements                        1,497     16,983
  Repurchase of common stock                                  (1,405)    (1,591)
  Proceeds from exercise of stock options                        322        194
  Cash dividends paid                                         (1,086)      (948)
                                                             -------    -------

    Net cash provided by financing activities                  5,616     20,016
                                                             -------    -------

      Net increase (decrease) in cash and cash equivalents     1,090     (2,877)
                                                             -------    -------

Cash and cash equivalents at beginning of period               9,154     10,672
                                                             -------    -------

      Cash and cash equivalents at end of period             $10,244    $ 7,795
                                                             =======    =======


Schedule of noncash investing and financing activities:
  Change in unrealized gain on investment securities         $   313    ($  605)
  Transfer of loans to other real estate owned                   158      2,719
  Foreclosed real estate sales financed                          212        316


See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation

In the opinion of Bancorp Connecticut, Inc. (the "Corporation"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1997 and the results of operations and cash flows for the three month and six month period ended June 30, 1997 and 1996. The results of its operations for the periods shown are not necessarily indicative of the results to be expected for the full year.

Certain 1996 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no impact on net income.

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of June 30, 1997 and December 31, 1996 are as follows:


                                                  Held-to-Maturity
                                    -------------------------------------------
                                                  Gross      Gross     Estimated
                                    Amortized  Unrealized  Unrealized   Market
(000's), June 30, 1997                Cost        Gains      Losses      Value
----------------------              ---------  ----------  ----------  --------

United States Government
    agency obligations              $ 19,158   $     60    $   (217)   $ 19,001

Municipal bonds                        3,247         71          (8)      3,310

Mortgage-backed securities            22,310         13        (192)     22,131
                                    --------   --------    --------    --------
                                    $ 44,715   $    144    $   (417)   $ 44,442
                                    ========   ========    ========    ========


                                                 Available-for-sale
                                    -------------------------------------------
                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized   Market
                                      Cost        Gains      Losses      Value
                                    ---------  ----------  ----------  --------

United States Government
    obligations                     $  9,983   $     41    $     --    $ 10,024

Mortgage-backed securities            29,775        345        (119)     30,001

Capital trust securities               2,000         --          --       2,000

Marketable equity securities          55,993      1,353        (222)     57,124

Mutual funds                           7,745         49         (79)      7,715
                                    --------   --------    --------    --------
                                    $105,496   $  1,788    $   (420)   $106,864
                                    ========   ========    ========    ========

                                                  Held-to-Maturity
                                    --------------------------------------------
                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized   Market
(000's), December 31, 1996            Cost        Gains      Losses      Value
--------------------------          ---------  ----------  ----------  ---------
United States Government
    agency obligations              $ 22,651   $    152    $   (123)   $ 22,680
Municipal bonds                        3,252         88
                                                                 (6)      3,334
Mortgage-backed securities            18,193          6        (240)     17,959
                                    --------   --------    --------    --------
                                    $ 44,096   $    246    $   (369)   $ 43,973
                                    ========   ========    ========    ========



                                                 Available-for-sale
                                    --------------------------------------------
                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized   Market
                                      Cost        Gains      Losses      Value
                                    ---------  ----------  ----------  ---------
United States Government
  obligations                       $ 14,977   $     92    $     (2)   $ 15,067
Mortgage-backed securities            26,063        298        (144)     26,216
Marketable equity securities          55,848        944        (262)     56,531
Mutual funds                           7,771          9         (79)      7,701
                                    --------   --------    --------    --------
                                    $104,659   $  1,343    $   (487)   $105,515
                                    ========   ========    ========    ========



NOTE 3.  Activity in the Allowance for Loan Losses

         (dollars in thousands)                  1997              1996
                                               -------           -------

         Balance at beginning of year          $ 4,875           $ 5,488
         Provision for loan losses                 350               175
         Charge-offs                              (188)             (834)
         Recoveries                                108                74
                                               -------           -------

         Balance at June 30,                   $ 5,145           $ 4,903
                                               =======           =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  Nonperforming Assets

                                                       June 30,     December 31,
         (dollars in thousands)                          1997          1996
         ----------------------                        -------      -----------
          Nonaccrual loans
             Residential real estate                    $2,644        $2,060
             Commercial real estate                        565           337
             Commercial                                    326           306
             Consumer                                      206           236
                                                        ------        ------
                   Total nonaccrual loans                3,741         2,939
          Accruing loans past due 90 days or more          408            --
                                                        ------        ------
                   Total nonperforming loans             4,149         2,939
          Other real estate owned                          954         1,367
                                                        ------        ------
                   Total nonperforming assets           $5,103        $4,306
                                                        ======        ======

          Nonperforming loans as percentage
              of total loans                              1.59%         1.17%
                                                        ======        ======
          Nonperforming assets as a percentage
              of total assets                             1.19%         1.03%
                                                        ======        ======


NOTE 5.   Earnings Per Share

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The Corporation will be required to adopt SFAS 128 in the fourth quarter of 1997. The following indicates what the earnings per share would have been if computed in accordance with SFAS 128 for the periods indicated:

                                          Quarter ended         Six months ended
                                                June 30,               June 30,
                                          -------------------   ---------------
                                          1997     1996          1997    1996
                                          ----     ----          ----    ----

Basic earnings per share                 $0.59    $0.44         $1.14    $0.92

Diluted earnings per share                0.55     0.42          1.07     0.86

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("ASB") also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." This pronouncement establishes standards for the disclosure of information about an entity's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement is expected to have no impact on the financial statements of the Bank.

In June of 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income, which is defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to impact the presentation of financial information only.

SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to have no impact on the financial statements of the Bank.




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


                       Second Quarter Ended June 30, 1997

Bancorp Connecticut, Inc. ("the Corporation") is the holding company of Southington Savings Bank (the "Bank"). Since the Bank is the Corporation's sole subsidiary, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank.

Changes in Financial Condition

Investments
-----------

Total investments increased from $149,611,000 at December 31, 1996 to $151,579,000 at June 30, 1997. The increase was primarily due to the purchase of capital trust securities and mortgage backed securities in the available-for-sale category. Additionally, the unrealized gain on available-for-sale securities increased by $512,000 during the period due to market conditions.

Loans
-----

Total loans increased from $252,144,000 at December 31, 1996 to $260,743,000 at June 30, 1997 primarily as a result of an increase in consumer home equity loans and automobile loans as well as owner-occupied commercial real estate loans.

Other real estate owned
-----------------------

Other real estate owned decreased by $413,000 or 30.2% from December 31, 1996 to June 30, 1997 due to disposition of certain properties held by the Bank.

Borrowings
----------

Advances from Federal Home Loan Bank of Boston increased by $4,630,000 or 22.0% from December 31, 1996 to June 30, 1997 primarily to fund loan growth during the period.


Changes in Results of Operations

Earnings
--------

Net income for the quarter ended June 30, 1997 was $1,494,000 as compared to $1,190,000 for the second quarter of 1996, an increase of 25.5%. The increase was primarily due to higher net interest income, and to a lesser extent, increases in noninterest income and net securities gains and a decrease in noninterest expense. The annualized return on average assets for the quarter ended June 30, 1997 was 1.42% as compared to 1.20% for the quarter ended June 30, 1996.

Net income for the six months ended June 30, 1997 was $2,908,000 as compared to $2,474,000 for the same period of 1996. The increase was primarily due to higher net interest income, a higher level of net securities gains and increased noninterest income as well as a reduction in noninterest expense. The annualized return on average assets for the six months ended June 30, 1997 was 1.39% as compared to 1.26% for six months ended June 30, 1996.


Net Interest Income
-------------------

Net interest income increased $318,000 or 8.7% for the second quarter of 1997 as compared to the same quarter of 1996. Interest income increased $651,000 or 8.8% for the three month period ended June 30, 1997 as compared to the same period in 1996, primarily as a result of an increase in average interest earning assets of $26,934,000 or 7.0% as compared to the prior year's quarter. The tax equivalent yield on earning assets increased to 8.12% for the current quarter as compared to 7.95% for the same quarter of 1996. Interest expense increased $333,000 or 8.9%, primarily from an increase in average interest bearing liabilities of $22,212,000 or 6.6% as compared to the prior year's quarter. The Bank's cost of funds increased to 4.55% for the current quarter as compared to 4.45% for the same quarter of 1996.

Net interest income increased $482,000 or 6.7% for the six months ended June 30, 1997 as compared to the same period in 1996. Interest income increased $1,079,000 or 7.4% as compared to the same six month period of 1996. The tax equivalent yield on earning assets increased to 8.03% as compared to 7.93% for the same six month period in 1996. In addition, average interest earning assets rose 6.6% during the period. Interest expense increased $597,000 or 8.0% for the first six months of 1997 as compared to the first six months of 1996. The Bank's cost of funds increased to 4.53% for the first six months of 1997 compared to 4.48% for the same period of 1996. Average interest bearing liabilities increased 6.8% as compared to the prior year's period.


Provision for Loan Losses
-------------------------

The provision for loan losses increased to $200,000 for the second quarter of 1997 as compared to $100,000 for the same quarter of 1996 in response to an increase in nonperforming loans since December 31, 1997. As of June 30, 1997, nonperforming loans totaled $4,149,000 or 1.59% of total loans as compared to $3,850,000 or 1.57% on June 30, 1996.

The allowance for loan losses as a percentage of nonperforming loans was 124.0% as of June 30, 1997 as compared to 127.4% on June 30, 1996. Net loan charge-offs for the second quarter of 1997 were $23,000 as compared to $267,000 for the same quarter of 1996.

For the six months ended June 30, 1997, the provision for loan losses was $350,000 as compared to $175,000 for the same period in 1996. Net charge-offs for the first six months of 1997 totaled $80,000 as compared to $760,000 for the same period in 1996.

Nonperforming assets increased to $5,103,000 or 1.2% of total assets as of June 30, 1997 as compared to $4,306,000 or 1.0% as of December 31, 1996. (See note 4 to the unaudited consolidated financial statements.)

Management believes the allowance for loan losses is maintained at a level that is adequate to absorb losses within the loan portfolio. (See notes 3 and 4 to the unaudited consolidated financial statements.)


Other Income
------------

Noninterest income was $551,000 for the second quarter of 1997 as compared to $391,000 for the same quarter of 1996, an increase of 40.9%. The increase was primarily due to net securities and trading account gains of $203,000 in the current quarter as compared to $91,000 for the same quarter of 1996.

Noninterest income for the six months ended June 30, 1997 totaled $1,036,000 as compared to $921,000 for the same period in 1996, an increase of 12.5%. The primary reason for the increase was an increase in net securities and trading account gains to $386,000 for the six month period ended June 30, 1997 from $306,000 for the same period of 1996. In addition, there was income from option call premiums of $26,000 for the six months ended June 30, 1997 which the Bank did not participate in during 1996. Finally, brokerage fees increased by $24,000 or 72% on a year to date basis compared to 1996.


Other Expenses
--------------

Noninterest expenses decreased $51,000 or 2.3% for the second quarter of 1997 as compared to the same quarter of 1996. Salaries and benefits increased $44,000 or 3.9% during the second quarter of 1997 in comparison to the same quarter of 1996 as a result of normal compensation adjustments. Other expenses declined by $89,000 or 18.4% due primarily to tighter expense control in 1997.

Noninterest expenses decreased $188,000 or 4.4% for the six months ended June 30, 1997 as compared to the same period in 1996. Salaries and benefits increased $73,000 or 3.3% for the six months ended June 30, 1997 as compared to the same period in 1996 due to normal compensation adjustments and additional staffing. Consulting fees decreased by $83,000 or 68% on a year to date basis in 1997 as compared to 1996 as there were non-recurring consulting fees relating to a technology assessment in 1996. In addition, legal expense decreased $75,000 or 47.2% for the six month period ended June 30, 1997 as compared to the same period in 1996 due primarily to additional costs resulting from the settlement of a lawsuit during 1996. Finally, there was income from OREO of $18,000 for the first six months of 1997 as compared to expense of $87,000 for the same period in 1996 due to gains on sales of certain OREO properties during 1997.


Income Taxes
------------

Estimated income taxes for the second quarter of 1997 were $690,000 as compared to $565,000 for the same quarter of 1996. The increase was primarily due to the generation of income before taxes of $2,184,000 for the quarter ended June 30, 1997 as compared to $1,755,000 for the same quarter of 1996. The effective tax rate for the second quarter of 1997 was 31.6% as compared to 32.2% for the same quarter of 1996, and is lower than the expected statutory rate due to the Federal and State dividends received deduction.

Estimated income taxes for the six months ended June 30, 1997 were $1,379,000 as compared to $1,203,000 for the same period in 1996. The increase was primarily due to the generation of income before taxes of $4,287,000 for the six months ended June 30, 1997 as compared to $3,677,000 for the same period in 1996. The effective rate for the first six months of 1997 was 32.2% as compared to 32.7% for the same period of 1996.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)(2)
--------------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                                         Three months ended          Three months ended     1997 Compared to 1996
                                                           June 30, 1997               June 30, 1996      Increase (Decrease) Due to
                                                   -------------------------   -------------------------  -------------------------

(dollars in thousands)                             Average            Yield/   Average            Yield/
                                                   Balance   Interest  Rate    Balance   Interest  Rate    Volume   Rate     Net(1)
                                                   -------   --------  ----    -------   --------  ----    ------   ----     ------
ASSETS
Interest-earning assets:
   Loans                                           $254,630   $5,570   8.75%   $239,791   $5,180   8.64%   $ 324    $  66    $ 390
   Taxable investment securities (at cost)          149,467    2,683   7.18%    135,340    2,338   6.91%     251       94      345
   Municipal bonds                                    3,249       55   6.77%      3,132       56   7.15%       2       (3)      (1)
   Federal funds sold                                 2,790       37   5.30%      4,171       65   6.23%     (19)      (9)     (28)
   Other interest-earning assets                      2,637       35   5.31%      3,405       33   3.88%      (8)      10        2
                                                   -----------------           -----------------           -----------------------

Total interest-earning assets                       412,773    8,380   8.12%    385,839    7,672   7.95%     550      158      708
                                                   -----------------           -----------------           -----------------------

Noninterest-earning assets:
 Cash and due from banks                              4,992                       4,994
 Premises and equipment, net                          3,060                       3,450
 Other assets                                         5,882                       7,617
 Less loan loss allowance                            (5,048)                     (5,023)
                                                   --------                    --------

    TOTAL ASSETS                                   $421,659                    $396,877
                                                   ========                    ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
NOW and savings deposits                           $114,520     $727   2.54%   $113,962     $722   2.53%      $4       $1       $5
Time deposits                                       172,078    2,332   5.42%    166,786    2,296   5.51%      72      (36)      36
 Mortgagors' escrow deposits                          1,348       10   2.97%      1,318       10   3.03%       0        0        0
 FHLB of Boston advances and
   other borrowings                                  25,001      375   6.00%     20,044      275   5.49%      73       27      100
 Securities sold under agreements
   to repurchase                                     43,604      612   5.61%     32,229      420   5.21%     158       34      192
                                                   -----------------           -----------------           -----------------------

Total interest-bearing
     liabilities                                    356,551    4,056   4.55%    334,339    3,723   4.45%     307       26      333
                                                   -----------------           -----------------           -----------------------

Noninterest-bearing liabilities:
 Demand deposits                                     21,191                      18,660
 Other                                                1,212                       1,112

Stockholders' equity                                 42,705                      42,766
                                                   --------                    --------

TOTAL LIABILITIES AND EQUITY                       $421,659                    $396,877
                                                   ========                    ========

Net interest income before Federal
      tax equivalent adjustment                                4,324                       3,949            $243     $132     $375
                                                                                                            ======================
Federal tax equivalent adjustment                               (371)                       (314)
                                                              ------                      ------


Net interest income                                           $3,953                      $3,635
                                                              ======                      ======

Net interest spread (tax equivalent basis)                             3.57%                       3.50%
                                                                       ====                        ====
Net interest margin (tax equivalent basis)                             4.19%                       4.09%
                                                                       ====                        ====

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) - Fully taxable equivalent income was calculated based on statutory federal and state tax rates

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)(2)
--------------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                                         Six months ended            Six months ended       1997 Compared to 1996
                                                           June 30, 1997               June 30, 1996      Increase (Decrease) Due to
                                                   -------------------------   -------------------------  -------------------------

(dollars in thousands)                             Average            Yield/   Average            Yield/
                                                   Balance   Interest  Rate    Balance   Interest  Rate    Volume   Rate     Net(1)
                                                   -------   --------  ----    -------   --------  ----    ------   ----     ------
ASSETS
Interest-earning assets:
   Loans                                            $252,502   $10,938  8.66%   $238,628   $10,303  8.64%   $ 601    $  34    $ 635
   Taxable investment securities                     147,453    5,215   7.07%    133,297    4,589   6.89%     498      128      626
    Municipal bonds                                    3,250      114   7.02%      3,097      111   7.17%       5       (2)       3
   Federal funds sold                                  3,543       93   5.25%      6,559      170   5.18%     (79)       2      (77)
   Other interest-earning assets                       3,002       86   5.73%      2,859       64   4.48%       3       19       22
                                                    -----------------           -----------------           -----------------------

Total interest-earning assets                        409,750   16,446   8.03%    384,440   15,237   7.93%   1,028      181    1,209
                                                    -----------------           -----------------           -----------------------

Noninterest-earning assets:
 Cash and due from banks                               4,952                       4,375
 Premises and equipment, net                           3,080                       3,467
 Other assets                                          6,165                       6,764
 Less loan loss allowance                             (4,975)                     (5,233)
                                                    --------                    --------

    TOTAL ASSETS                                    $418,972                    $393,813
                                                    ========                    ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                           $112,072   $1,410   2.52%   $113,561   $1,441   2.54%   ($ 19)     (12)   ($ 31)
 Time deposits                                       173,071    4,673   5.40%    165,082    4,585   5.55%     218     (130)      88
 Mortgagors' escrow deposits                           1,100       15   2.73%      1,058       16   3.02%       1       (2)      (1)
 FHLB of Boston advances
     and other borrowings                             24,282      748   6.16%     19,438      530   5.45%     143       75      218
 Securities sold under agreements
     to repurchase                                    43,797    1,171   5.35%     32,472      848   5.22%     302       21      323
                                                    -----------------           -----------------           -----------------------

Total interest-bearing
     liabilities                                     354,322    8,017   4.53%    331,611    7,420   4.48%     645      (48)     597
                                                    -----------------           -----------------           -----------------------
Noninterest-bearing liabilities:
 Demand deposits                                      20,818                      18,200
 Other                                                 1,232                       1,044

Stockholders' equity                                  42,600                      42,958
                                                    --------                    --------

TOTAL LIABILITIES AND EQUITY                        $418,972                    $393,813
                                                    ========                    ========

Net interest income before Federal
      tax equivalent adjustment                                $8,429                      $7,817            $383     $229     $612
                                                                                                             ======================
Federal tax equivalent adjustment                                (727)                       (597)
                                                               ------                      ------

Net interest income                                            $7,702                      $7,220
                                                               ======                      ======

Net interest spread (tax equivalent basis)                              3.50%                       3.45%
                                                                        ====                        ====

Net interest margin (tax equivalent basis)                              4.11%                       4.07%
                                                                        ====                        ====

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

         a.  Wednesday, May 14, 1997 - Annual Meeting

         b.  Directors elected at this meeting:
                  Andrew J. Meade
                  Frank R. Miller
                  Robert D. Morton
                  Dennis J. Stanek

         c. Directors whose term of office as director continued after this meeting:
                  Norbert H. Beauchemin
                  Walter J. Hushak
                  Michael J. Karabin
                  David P. Kelley
                  Frederick E. Kuhr
                  Joseph J. LaPorte
                  Ralph G. Mann
                  Anthony S. Pizzitola

     c.1. The election of four directors for a three year term who, with the eight directors whose term of office do not expire at this meeting, will constitute the full Board of Directors.

                                           For                 Withheld
                                        ---------              -------
                Andrew J. Meade         1,767,655              117,875
                Frank R. Miller         1,769,315              116,215
                Robert D. Morton        1,769,315              116,215
                Dennis J. Stanek        1,767,323              118,207

     2.       The approval of the Corporation's 1997 Stock Option Plan

                                             For        Against       Abstain
                                          ---------     -------       -------
                Total Votes               1,346,925     226,215       28,287

     3. The ratification of the appointment of Coopers & Lybrand, L.L.P. as independent public accountants for the fiscal year ending December 31, 1997

                                             For        Against       Abstain
                                          ---------     -------       -------
                Total Votes               1,867,641       9,322        8,567


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

              10.1 Employment Agreement dated as of January 1, 1997, by and between the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K).

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

              10.6            Bancorp Connecticut, Inc. 1997 Stock Option Plan

              11.1            Statement re computation of per share earnings.

              27              Financial Data Schedule


         (b)  Reports on Form 8-K.

The Registrant did not file any Report on Form 8-K during the second quarter of 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BANCORP CONNECTICUT, INC.
                                   ---------------------------------------------
                                                   (Registrant)



Date:     August 12, 1997          By: /s/ Robert D. Morton
          -------------------------    -----------------------------------------
                                       Robert D. Morton
                                       Its President and Chief Executive
                                         Officer (A duly authorized officer)



Date:     August 12, 1997          By: /s/ Anthony Priore, Jr.
          -------------------------    -----------------------------------------
                                       Anthony Priore, Jr.
                                       Its Treasurer and Secretary
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.    Description
-----------    -----------

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

10.1 Employment Agreement dated as of January 1, 1997, by and between the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant=s 1996 Annual Report on Form 10-K).

10.2 Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement).

10.3 Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.4 Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.5 Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant=s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.6           Bancorp Connecticut, Inc. 1997 Stock Option Plan

11.1           Statement re computation of per share earnings

27             Financial Data Schedule