Form 10-Q
period 1997-09-30
BANCORP CONNECTICUT INC
filed 1997-11-13
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               --------------------------------------------

                               OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to
                               ----------------------           -----------

          Commission file number          34-0-25158
                               ---------------------------------

                            BANCORP CONNECTICUT, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      061394443
---------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

      121 Main Street, Southington, CT                       06489
---------------------------------------------------------------------------
    (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code       860-628-0351
                                                     ----------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on October 28, 1997 was 2,544,016. (Excluding treasury shares)

                            BANCORP CONNECTICUT, INC.

                               INDEX TO FORM 10-Q
                               ------------------

PART I.      FINANCIAL INFORMATION                                          PAGE
-------      ---------------------                                          ----

Item 1.      Financial Statements (unaudited)

             (a)  Consolidated Condensed Balance Sheets - September 30, 1997
                      and December 31, 1996                                    1

             (b)  Consolidated Condensed Statements of Income - Three
                      months and nine months ended September 30, 1997
                      and 1996                                                 2

             (c)  Consolidated Condensed Statements of Changes in
                      Capital Accounts - nine months ended September 30,
                      1997 and 1996                                            4

             (d)  Consolidated Condensed Statements of   Cash Flows -
                      nine months ended September 30, 1997 and 1996            5

             (e)  Notes to the Consolidated Condensed Financial Statements -
                      September 30, 1997                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                               11

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                17

Item 2.      Changes in Securities                                            17

Item 3.      Defaults Upon Senior Securities                                  17

Item 4.      Submission of Matters to a Vote of Security Holders              17

Item 5.      Other Information                                                17

Item 6.      Exhibits and Reports on Form 8-K                                 17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                  September 30,     December 31,
                                                       1997             1996
                                                 --------------    -------------
                                                   (unaudited)
Assets:
  Cash and due from banks                             $   5,857    $   8,454
  Federal funds sold                                      4,600          700
                                                      ---------    ---------
            Cash and cash equivalents                    10,457        9,154

  Trading account securities                                196        2,430

  Investment securities:
    Available-for-sale (at market value)                100,058      105,515
    Held-to-maturity                                     44,180       44,096
                                                      ---------    ---------
                                                        144,238      149,611

  Loans                                                 264,023      252,144
  Less: Allowance for loan losses                        (5,253)      (4,875)
            Deferred loan fees                             (961)        (995)
                                                      ---------    ---------
                                                        257,809      246,274

  Federal Home Loan Bank stock                            2,094        2,040
  Bank premises and equipment                             2,924        3,084
  Accrued income receivable                               2,899        2,717
  Other real estate owned                                   739        1,367
  Deferred taxes                                          1,705        2,196
  Other assets                                              739          525
                                                      ---------    ---------

            Total assets                              $ 423,800    $ 419,398
                                                      =========    =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and Now                                    $  44,351    $  38,385
    Savings                                              95,058       96,070
    Time                                                171,640      175,372
                                                      ---------    ---------
                                                        311,049      309,827

  Advances from Federal Home Loan Bank                   27,630       21,000
  Federal funds purchased and securities sold
          under agreements to repurchase                 36,440       41,879
  Mortgagors' escrow accounts                               873        1,687
  Accrued taxes, expenses and other liabilities           2,250        2,274
                                                      ---------    ---------
            Total liabilities                           378,242      376,667
                                                      ---------    ---------

Shareholders' Equity:
     Preferred stock                                         --           --
    Common stock                                          2,803        2,768
    Additional paid-in capital                           19,765       19,189
    Retained earnings                                    27,304       24,609
    Unrealized gain on investment securities, net         1,430          504
    Treasury stock, at cost, 259,749 shares in
     1997 and 197,552 shares in 1996                     (5,744)      (4,339)
                                                      ---------    ---------
                                                         45,558       42,731
                                                      ---------    ---------
            Total liabilities and
              shareholders' equity                    $ 423,800    $ 419,398
                                                      =========    =========


See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                            --------------------------------------------------
                                              1997          1996         1997         1996
                                              ----          ----         ----         ----
Interest Income:
  Interest and fees on loans                   $5,656        $5,360      $16,594      $15,663
  Interest and dividends on securities:
    U.S. Government and agency securities       1,412         1,405        4,281        4,088
    Other bonds and notes                          91            39          211          114
    Marketable equity securities                  792           703        2,405        2,028
                                               ------        ------       ------       ------
                                                2,295         2,147        6,897        6,230
  Interest on trading account                       9             5           28           25
  Interest on Federal funds sold                   32            34          125          204
  Other interest and dividend income               35            33          102           98
                                               ------        ------       ------       ------
      Total interest income                     8,027         7,579       23,746       22,220
                                               ------        ------       ------       ------

Interest Expense:
  Interest on NOW deposits                        130            63          291          190
  Interest on savings deposits                    635           654        1,899        1,984
  Interest on time deposits                     2,343         2,316        7,016        6,901
                                               ------        ------       ------       ------
                                                3,108         3,033        9,206        9,075

  Interest on borrowed funds                      944           799        2,863        2,177
                                               ------        ------       ------       ------
      Total interest expense                    4,052         3,832       12,069       11,252
                                               ------        ------       ------       ------

      Net interest income                       3,975         3,747       11,677       10,968

Provision for loan losses                         150           125          500          300
                                               ------        ------       ------       ------

      Net interest income after
           provision for loan losses            3,825         3,622       11,177       10,668

Other Income:
  Net securities gains                            268            65          604          307
   Net trading account gains                       24           (67)          74           (3)
  Trust fees                                      134           150          343          342
  Service charges on deposit accounts             130           135          387          405
  Other                                             4           102          188          255
                                               ------        ------       ------       ------
                                                  560           385        1,596        1,306
                                               ------        ------       ------       ------

Other Expenses:
  Salaries and employee benefits                1,193         1,173        3,486        3,393
  Occupancy                                       120           119          394          397
  Furniture and equipment expense                 101            89          294          258
  Data processing                                 171           161          507          472
  FDIC assessments                                  9             1           28            2
  Legal expense                                    42            56          126          215
  OREO expense                                     (5)           33          (23)         120
  Advertising expense                              91            68          259          226
  Other                                           460           414        1,212        1,321
                                               ------        ------       ------       ------
                                                2,182         2,114        6,283        6,404
                                               ------        ------       ------       ------

      Income before taxes                       2,203         1,893        6,490        5,570

Provision for income taxes                        696           610        2,075        1,813
                                               ------        ------       ------       ------

      Net income                               $1,507        $1,283       $4,415       $3,757
                                               ======        ======       ======       ======

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED
                                   (unaudited)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                                ------------------------  ------------------------

                                                  1997          1996         1997         1996
                                                  ----          ----         ----         ----
Primary:
Average shares & common stock equivalents       2,758,937     2,860,726    2,740,380    2,851,230
Net income per share                                $0.55         $0.45        $1.61        $1.32

Fully Diluted:
Average shares & common stock equivalents       2,794,897     2,865,174    2,808,758    2,866,308
Net income per share                                $0.54         $0.45        $1.57        $1.31

Cash dividend per share                            $0.250        $0.190       $0.675       $0.540




See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                   (unaudited)

                                                                                      UNREALIZED
                                                                                    GAIN (LOSS) ON
                                       COMMON          PAID-IN        RETAINED        INVESTMENT         TREASURY
                                        STOCK          CAPITAL        EARNINGS        SECURITIES           STOCK
                                     ------------    ------------    ------------   ----------------   --------------

Balance at December 31, 1995              $2,263         $18,862         $21,575               $509               $0
  Net income                                                               3,757
  Stock options exercised                     51             366
  Cash dividends declared
    ($.54 per share)                                                      (1,463)
  6-for-5 stock split effected in
    the form of a stock dividend             442            (442)
  Treasury stock purchased                                                                                    (1,998)
  Decrease in net unrealized gain
    on investment securities                                                                   (494)
  Tax benefits related to
    common stock option exercises                            220
                                          ------         -------         -------                ---          -------

Balance at September 30, 1996             $2,756         $19,006         $23,869                $15          ($1,998)
                                          ======         =======         =======             ======          =======

Balance at December 31, 1996              $2,768         $19,189         $24,609               $504          ($4,339)
  Net income                                                               4,415
  Stock options exercised                     35             416
  Cash dividends declared
    ($.675 per share)                                                     (1,720)
  Treasury stock purchased                                                                                    (1,405)
  Increase in net unrealized gain
    on investment securities                                                                   $926
  Tax benefits related to
    common stock option exercises                            160
                                          ------         -------         -------                ---          -------

Balance at September 30, 1997             $2,803         $19,765         $27,304             $1,430          ($5,744)
                                          ======         =======         =======             ======          =======






See notes to unaudited consolidated condensed financial statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    -----------------------------
                                                                       1997              1996
                                                                    ------------     ------------
Cash flows from operating activities:

    Net income                                                           $4,415           $3,757
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation/amortization expense                                  342              341
         Deferred income tax provision (benefit)                           (121)             205
         Gain on sale of OREO                                              (196)             (85)
         Net accretion and amortization of bond
           premium and discount                                              64              100
         Provision for loan losses                                          500              300
         Provision for foreclosed real estate losses                         94               89
         Amortization of deferred loan points                              (113)            (123)
         Realized gains on available-for-sale securities                   (604)            (307)
         Net trading account gains                                          (74)              (3)
         Decrease in trading account                                      2,308              143
         Increase in accrued income receivable                             (182)            (261)
         (Decrease) increase in accrued expenses payable and
           other liabilities                                                (24)             328
         Increase in other assets                                          (213)             (97)
                                                                        -------           ------
                                  Total adjustments                       1,781              630
                                                                        -------           ------
        Net cash provided by operating activities                         6,196            4,387
                                                                        -------           ------

Cash flows from investing activities:
    Purchases of securities held-to-maturity                             (8,142)         (18,741)
    Purchases of securities available-for-sale                          (41,494)         (29,171)
    Proceeds from sales of securities available-for-sale                 31,056           14,388
    Proceeds from maturities of securities                               20,260           17,000
    Paydowns on mortgage-backed securities                                5,772            8,440
    Purchases of Federal Home Loan Bank stock                               (55)             (61)
    Net increase in loans                                               (11,988)         (18,521)
    Purchases of premises and equipment, net                               (152)              (8)
    Proceeds from sale of foreclosed real estate, net                       925            2,018
                                                                        -------           ------

        Net cash used in investing activities                            (3,818)         (24,656)
                                                                        -------           ------

Cash flows from financing activities:
    Net (decrease) increase in time deposits                             (3,732)           7,717
    Net increase (decrease) in other deposits                             4,954           (3,438)
    Net decrease in mortgagors' escrow                                     (814)            (855)
    Proceeds from borrowings                                             32,361           30,971
    Repayment of borrowings                                             (25,731)         (32,361)
    Net (decrease) increase in Federal funds purchased                     (625)             675
    Net (decrease) increase in repurchase agreements                     (4,814)          14,943
    Repurchase of common stock                                           (1,405)          (1,998)
    Proceeds from exercise of stock options                                 451              417
    Cash dividends paid                                                  (1,720)          (1,463)
                                                                        -------           ------
        Net cash (used in) provided by financing activities              (1,075)          14,608
                                                                        -------           ------
         Net increase (decrease) in cash and cash equivalents             1,303           (5,661)
                                                                        -------           ------
Cash and cash equivalents at beginning of period                          9,154           10,672
                                                                        -------           ------
        Cash and cash equivalents at end of period                      $10,457           $5,011
                                                                        =======           ======

Schedule of noncash investing and financing activities:
     Change in unrealized loss on investment securities                    $926            ($494)
     Transfer of loans to other real estate owned                           158            2,890
     Foreclosed real estate sales financed                                  212              622


See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

In the opinion of Bancorp Connecticut, Inc. (the "Corporation"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1997 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1997 and 1996. The results of its operations for the periods shown are not necessarily indicative of the results to be expected for the full year.

Certain 1996 amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no impact on net income.

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of September 30, 1997 and December 31, 1996 are as follows:

                                                                         Held-to-Maturity
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized         Unrealized       Unrealized           Market
(000's), September 30, 1997                         Cost             Gains            Losses             Value
-------------------------------------------    --------------    --------------   ---------------    --------------
United States Government
  agency obligations                                 $ 19,090           $    38         $   (114)         $  19,014
Municipal bonds                                         3,345                85               (3)             3,427
Mortgage-backed securities                             21,745                81              (71)            21,755
                                                     --------           -------        ---------          ---------
                                                     $ 44,180           $   204         $   (188)         $  44,196
                                                     ========           =======        =========          =========


                                                                        Available-for-sale
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized         Unrealized       Unrealized           Market
                                                    Cost             Gains            Losses             Value
-------------------------------------------    --------------    --------------   ---------------    --------------
United States Government
    obligations                                      $  7,986           $    55        $       -          $   8,041
Mortgage-backed securities                             29,991               419              (56)            30,354
Capital trust securities                                2,000               115                -              2,115
Marketable equity securities                           53,057             1,763              (84)            54,736
Mutual funds                                            4,630               186               (4)             4,812
                                                     --------           -------        ---------          ---------
                                                     $ 97,664           $ 2,538        $    (144)         $ 100,058
                                                     ========           =======        =========          =========

                                                            Held-to-Maturity
                                  ------------------------------------------------------------------
                                                          Gross            Gross          Estimated
                                      Amortized        Unrealized        Unrealized         Market
(000's), December 31, 1996              Cost              Gains            Losses           Value
--------------------------           ---------         ----------       ----------        ---------
United States Government
    agency obligations               $ 22,651          $     152        $   (123)        $ 22,680
Municipal bonds                         3,252                 88              (6)           3,334
Mortgage-backed securities             18,193                  6            (240)          17,959
                                     --------          ---------        --------         --------
                                     $ 44,096          $     246        $   (369)        $ 43,973
                                     ========          =========        ========         ========


                                                            Available-for-sale
                                   ----------------------------------------------------------------
                                                           Gross           Gross          Estimated
                                      Amortized         Unrealized       Unrealized         Market
                                         Cost              Gains           Losses           Value
                                      ---------         ----------       ----------       ---------
 United States Government
   obligations                        $   14,977        $       92       $       (2)    $  15,067
Mortgage-backed securities                26,063               298             (144)       26,216
Marketable equity securities              55,848               944             (262)       56,531
Mutual funds                               7,771                 9              (79)        7,701
                                      ----------        ----------       -----------     --------
                                      $  104,659        $    1,343       $     (487)     $105,515
                                      ==========        ==========       ===========     ========




NOTE 3.  Activity in the Allowance for Loan Losses

       (dollars in thousands)                1997              1996
                                             ----              ----
       Balance at beginning of year         $4,875            $5,488
       Provision for loan losses               500               300
       Charge-offs                            (264)             (964)
       Recoveries                              142               137
                                            ------            ------
       Balance at September 30              $5,253            $4,961
                                            ======            ======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  Nonperforming Assets

                                                   September 30,   December 31,
         (dollars in thousands)                         1997           1996
         ---------------------                     ------------    -----------
         Nonaccrual loans
            Residential real estate                 $ 2,523          $ 2,060
            Commercial real estate                      172              337
            Commercial                                  340              306
            Consumer                                    242              236
                                                    -------          -------
                  Total nonaccrual loans              3,277            2,939
         Accruing loans past due 90 days or more        408                -
                                                    -------          -------
                  Total nonperforming loans           3,685            2,939
         Other real estate owned                        739            1,367
                                                    -------          -------
                  Total nonperforming assets        $ 4,424          $ 4,306
                                                    =======          =======
         Nonperforming loans as percentage
                of total loans                         1.40%            1.17%
                                                    =======          =======
         Nonperforming assets as a percentage
                of total assets                        1.04%            1.03%
                                                    =======          =======

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

                                  Quarter ended            Nine months ended
                                  September 30,               September 30,
                                  -------------            -----------------

                                1997         1996           1997        1996
                                ----         ----           ----        ----

 Basic earnings per share      $0.59        $0.48           $1.73      $1.39
 Diluted earnings per share    $0.54        $0.45           $1.57      $1.31

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Declaration of Stock Split

On October 14, 1997, the Board of Director's declared a two for one stock split effected in the form of a 100% stock dividend to shareholders of record on November 10, 1997, payable December 1, 1997. The following indicates the impact of the stock split on earnings per share calculations for the periods indicated:

                                                          Quarter ended             Nine months ended
                                                           September 30,              September 30,
                                                          -------------               -------------
                                                        1997         1996          1997            1996
                                                        ----         ----          ----            ----
 Primary:
  Average shares and common stock equivalents        5,517,874     5,721,452      5,460,760    5,702,460
   Net income per share                                 $ .275        $ .225         $ .805       $ .660
  Fully Diluted:
  Average shares and common stock equivalents        5,589,794     5,730,348      5,617,516    5,732,616
  Net income per share                                  $ .270        $ .225         $ .785       $ .665


NOTE 7.  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." This pronouncement establishes standards for the disclosure of information about an entity's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement is expected to have no impact on the financial statements of the Corporation.

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

SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Continued

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

                     Third Quarter Ended September 30, 1997

Bancorp Connecticut, Inc. ("the Corporation") is the holding company of Southington Savings Bank (the "Bank"). Since the Bank is the Corporation's sole subsidiary, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank.

Changes in Financial Condition

Investments
-----------

Total investments decreased from $149,611,000 at December 31, 1996 to $141,238,000 at September 30, 1997. The decrease was primarily due to the sales and maturities of U.S. Government obligations and agency securities in the available for sale category, the proceeds of which were reinvested in mortgage backed securities and loans. Additionally, federal funds have increased temporarily until the funds can be redeployed into additional investments. The unrealized gain on available-for-sale securities increased by $1,538,000 during the period due to favorable market conditions.

Loans
-----

Total loans increased from $252,144,000 at December 31, 1996 to $264,023,000 at September 30, 1997 primarily as a result of an increase in consumer home equity loans and automobile loans as well as owner-occupied commercial real estate loans.

Other real estate owned
-----------------------

Other real estate owned decreased by $628,000 or 45.9% from December 31, 1996 to September 30, 1997 due to disposition of certain properties held by the Bank.

Borrowings
----------

Advances from the Federal Home Loan Bank of Boston increased by $6,630,000 or 31.6% from December 31, 1996 to September 30, 1997. The additional borrowings consisted primarily of short-term advances which have replaced repurchase agreements as a funding source.

Changes in Results of Operations

Net Income
----------

Net income for the quarter ended September 30, 1997 was $1,507,000 as compared to $1,283,000 for the third quarter of 1996, an increase of 17.5%. The increase was primarily due to higher net interest income and net securities gains. The annualized return on average assets for the quarter ended September 30, 1997 was 1.42% as compared to 1.27% for the quarter ended September 30, 1996.

Net income for the nine months ended September 30, 1997 was $4,415,000 as compared to $3,757,000 for the same period of 1996, an increase of 17.5%. The increase was primarily due to higher net interest income, a higher level of net securities gains and a reduction in noninterest expense. The annualized return on average assets for the nine months ended September 30, 1997 was 1.40% as compared to 1.26% for nine months ended September 30, 1996.

Net Interest Income
-------------------

Net interest income increased $228,000 or 6.1% for the third quarter of 1997 as compared to the same quarter of 1996. Interest income increased $448,000 or 5.9% for the three month period ended September 30, 1997 as compared to the same period in 1996. This was primarily the result of an increase in average interest earning assets of $19,823,000 or 5.0% as compared to the prior year's quarter. The tax equivalent yield on earning assets increased to 8.10% for the current quarter as compared to 8.03% for the same quarter of 1996. Interest expense increased $220,000 or 5.7%, primarily from an increase in average interest bearing liabilities of $14,799,000 or 4.4% for the current year's quarter. The Bank's cost of funds increased to 4.58% for the current quarter as compared to 4.52% for the same quarter of 1996.

Net interest income increased $709,000 or 6.5% for the nine months ended September 30, 1997 as compared to the same period in 1996. Interest income increased $1,526,000 or 6.9% as compared to the same nine month period of 1996, primarily due to a rise in average interest earning assets of 6.4% during the current year's period. In addition, the tax equivalent yield on earning assets increased to 8.04% as compared to 7.96% for the same nine month period in 1996. Interest expense increased $817,000 or 7.3% for the first nine months of 1997 as compared to the first nine months of 1996. This was primarily due from a rise in average interest bearing liabilities of 6.0% for the current year's period. The Bank's cost of funds increased to 4.54% for the first nine months of 1997 as compared to 4.49% for the same period of 1996.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $150,000 for the third quarter of 1997 as compared to $125,000 for the same quarter of 1996 in response to an increase in nonperforming loans since December 31, 1996. As of September 30, 1997, nonperforming loans totaled $3,685,000 or 1.40% of total loans as compared to $2,939,000 or 1.17% on December 31, 1996.

 Net loan charge-offs for the third quarter of 1997 were $42,000 as compared to $66,000 for the same quarter of 1996. Overall, the allowance for loan losses increased to $5,253,000 on September 30, 1997 as compared to $4,961,000 on September 30 1996. The allowance for loan losses as a percentage of nonperforming loans is currently 142.6% as compared to 130.1% on September 30, 1996.

For the nine months ended September 30, 1997, the provision for loan losses was $500,000 as compared to $300,000 for the same period in 1996. Net charge-offs for the first nine months of 1997 totaled $122,000 as compared to $827,000 for the same period in 1996.

Nonperforming assets increased to $4,424,000 or 1.0% of total assets as of September 30, 1997 as compared to $4,306,000 or 1.0% as of December 31, 1996. (See note 4 to the unaudited consolidated financial statements.)

Management believes the allowance for loan losses is maintained at a level that is adequate to absorb losses within the loan portfolio. (See notes 3 and 4 to the unaudited consolidated financial statements.)

Other Income
------------

Noninterest income was $560,000 for the third quarter of 1997 as compared to $385,000 for the same quarter of 1996, an increase of 45.5%. The increase was primarily due to net securities and trading account gains of $292,000 in the current quarter as compared to net securities and trading account losses of $2,000 for the same quarter of 1996. Brokerage income also increased to $33,000 for the current quarter or approximately twice that of the same quarter of the prior year. Other income declined $98,000 during the current quarter as compared to the same quarter of 1996 primarily due to the cost of closing covered call option contracts. The option contracts were closed to prevent the option from being called since the rise in the market value of the underlying securities exceeded the cost of closing the contracts.

Noninterest income for the nine months ended September 30, 1997 totaled $1,596,000 as compared to $1,306,000 for the same period in 1996, an increase of 22.2%. The primary reason for the rise in income was an increase in net securities and trading account gains to $678,000 for the nine month period ended September 30, 1997 from $304,000 for the same period of 1996. Other income declined $67,000 for the current nine month period as compared to the same period of 1996 primarily due to the cost of closing covered call option contracts. The Bank did not participate in a covered option program during 1996. Finally, brokerage fees increased by $40,000 or 81.3% on a year to date basis compared to 1996.

Other Expenses
--------------

Noninterest expenses increased $68,000 or 3.2% for the third quarter of 1997 as compared to the same quarter of 1996. Advertising expense increased $23,000 or 33.8% during the third quarter of 1997 as compared to the same quarter of 1996 primarily due to the promotion of an overdraft line of credit product. Other expenses increased $46,000 or 11.1% primarily from an increase in consulting services. During the current quarter, gains on the sales of OREO properties resulted in net OREO income of $5,000 as compared to net OREO expense of $33,000 for the third quarter of 1996.

Noninterest expenses decreased $121,000 or 1.9% for the nine months ended September 30, 1997 as compared to the same period in 1996. This was primarily the result of OREO income of $23,000 for the first nine months of 1997 as compared to OREO expense of $120,000 for the same period in 1996 due to gains on sales of certain OREO properties during 1997. In addition, legal expense decreased $89,000 or 41.3% for the nine month period ended September 30, 1997 as compared to the same period in 1996 due primarily to additional costs resulting from the settlement of a lawsuit during 1996. Consulting fees also decreased by $71,000 or 43.3% on a year to date basis in 1997 as compared to 1996 as there were non-recurring consulting fees relating to a technology assessment in 1996.

Income Taxes
------------

Estimated income taxes for the third quarter of 1997 were $696,000 as compared to $610,000 for the same quarter of 1996. The increase was primarily due to the generation of income before taxes of $2,203,000 for the quarter ended September 30, 1997 as compared to $1,893,000 for the same quarter of 1996. The effective tax rate for the second quarter of 1997 was 31.6% as compared to 32.2% for the same quarter of 1996, and is lower than the expected statutory rate due to the Federal and State dividends received deduction.

Estimated income taxes for the nine months ended September 30, 1997 were $2,075,000 as compared to $1,813,000 for the same period in 1996. The increase was primarily due to the generation of income before taxes of $6,490,000 for the nine months ended September 30, 1997 as compared to $5,570,000 for the same period in 1996. The effective rate for the first nine months of 1997 was 32.0% as compared to 32.5% for the same period of 1996.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)(2)

--------------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                                   Three months ended           Three months ended         1997 Compared to 1996
                                                   September 30, 1997           September 30, 1996       Increase (Decrease) Due to
                                            -----------------------------   --------------------------   ---------------------------
(dollars in thousands)                        Average              Yield/   Average             Yield/
                                              Balance   Interest    Rate    Balance  Interest    Rate     Volume    Rate      Net(1)
                                              -------   --------    ----    -------  --------   ------   --------   -----     ------
ASSETS
Interest-earning assets:
 Loans                                      $261,116    $5,656     8.66%    $247,367  $5,360    8.67%      $298     ($2)       $296
 Taxable investment securities (at cost)     143,462     2,594     7.23%     137,805   2,412    7.00%       101      81         182
 Municipal bonds                               3,305        58     7.02%       3,148      57    7.24%         3      (2)          1
 Federal funds sold                            2,303        32     5.56%       2,630      34    5.17%        (4)      2          (2)
 Other interest-earning assets                 3,141        34     4.33%       2,554      33    5.17%         7      (6)          1
                                            --------------------           ------------------              ------------------------
Total interest-earning assets                413,327     8,374     8.10%     393,504   7,896    8.03%       405      73         478
                                            --------------------           ------------------              ------------------------
Noninterest-earning assets:

 Cash and due from banks                       5,651                           5,222
 Premises and equipment, net                   2,989                           3,406
 Other assets                                  6,304                           6,856
 Less loan loss allowance                     (5,201)                         (4,911)
                                            -----------                     ---------

    TOTAL ASSETS                            $423,070                        $404,077
                                            ===========                     =========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                   $115,755      $760    2.63%     $111,385    $711    2.55%       $28     $21         $49
 Time deposits                               170,963     2,343    5.48%      168,583   2,316    5.50%        33      (6)         27
 Mortgagors' escrow deposits                     863         6    2.78%          919       6    2.61%         0       0           0
 FHLB of Boston advances                      27,367       414    6.05%       16,699     242    5.80%       161      11         172
 Federal funds purchased and securities
   sold under agreements to repurchase        39,195       529    5.40%       41,758     557    5.34%       (35)      7         (28)
                                          ---------------------            -----------------               ------------------------

Total interest-bearing
     liabilities                             354,143     4,052    4.58%      339,344   3,832    4.52%       187      33         220
                                          ---------------------            -----------------               ------------------------

Noninterest-bearing liabilities:
 Demand deposits                              23,663                          21,011
 Other                                         1,174                           1,086

Stockholders' equity                          44,090                          42,636
                                          -----------                      ---------

TOTAL LIABILITIES AND EQUITY                $423,070                        $404,077
                                          ===========                      =========

Net interest income before Federal
      tax equivalent adjustment                         4,322                          4,064               $218     $40        $258
                                                         (347)                          (317)             =========================
                                                       -------                        -------
Net interest income                                    $3,975                         $3,747
                                                       =======                        =======

Net interest spread (tax equivalent basis)                        3.52%                         3.51%
                                                                  =====                         =====

Net interest margin (tax equivalent basis)                        4.18%                         4.13%
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

                                                 Nine months ended               Nine months ended           1997 Compared to 1996
                                                 September 30, 1997              September 30, 1996       Increase (Decrease) Due to
                                           ------------------------------    --------------------------   --------------------------
(dollars in thousands)                     Average                 Yield/    Average              Yield/
                                           Balance     Interest     Rate     Balance    Interest  Rate     Volume    Rate    Net(1)
                                           -------     --------     ----     -------    --------  ------   ------    ----    ------
ASSETS
Interest-earning assets:
   Loans                                   $255,406     $16,594     8.66%   $241,563    $15,663    8.65%    $600     $21       $621
   Taxable investment securities            146,276       7,807     7.12%    134,810      7,000    6.92%     405     133        538
    Municipal bonds                           3,268         172     7.02%      3,115        168    7.19%       5      (3)         2
   Federal funds sold                         3,125         125     5.33%      5,240        204    5.19%     (56)      4        (52)
   Other interest-earning assets              3,049         102     4.46%      2,756         97    4.69%       7      (3)         4
                                           --------------------             -------------------             -----------------------
Total interest-earning assets               411,124      24,800     8.04%    387,484     23,132     7.96%     961     152      1,113
                                           --------------------             -------------------             -----------------------

Noninterest-earning assets:
 Cash and due from banks                      5,187                            4,659
 Premises and equipment, net                  3,049                            3,447
 Other assets                                 6,045                            6,796
 Less loan loss allowance                    (5,052)                          (5,125)
                                           ---------                        ---------

    TOTAL ASSETS                           $420,353                         $397,261
                                           =========                        =========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                  $113,313      $2,168     2.55%   $112,830     $2,152    2.54%    $  6        5       $11
 Time deposits                              172,361       7,016     5.43%    166,257      6,901    5.53%     167      (90)       77
 Mortgagors' escrow deposits                  1,020          22     2.88%      1,012         22    2.90%       0        0         0
 FHLB of Boston advances                     25,322       1,136     5.98%     17,418        727    5.57%     234       39       273
 Federal funds purchased and securities
   sold under agreements to repurchase       42,246       1,727     5.45%     36,689      1,450    5.27%     151       34       185
                                           --------------------             -------------------             -----------------------

Total interest-bearing
     liabilities                            354,262      12,069     4.54%    334,206     11,252    4.49%     558      (12)      546
                                           --------------------             -------------------             -----------------------

Noninterest-bearing liabilities:
 Demand deposits                             21,777                           19,145
 Other                                        1,213                            1,061

Stockholders' equity                         43,101                           42,849
                                           ---------                        --------

TOTAL LIABILITIES AND EQUITY               $420,353                         $397,261
                                           =========                        ========

Net interest income before Federal
      tax equivalent adjustment                         $12,731                         $11,880             $403     $164      $567
                                                                                                            =======================
Federal tax equivalent adjustment                        (1,054)                           (912)
                                                        -------                         --------

Net interest income                                     $11,677                         $10,968
                                                        ====== =                        ========

Net interest spread (tax equivalent basis)                          3.50%                          3.47%
                                                                  =======                          =====
Net interest margin (tax equivalent basis)                          4.13%                          4.09%
                                                                  =======                          =====


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

                  27          Financial Data Schedule

         (b)  Reports on Form 8-K.

         The Registrant did not file any Report on Form 8-K during the third quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BANCORP CONNECTICUT, INC.
                                      ---------------------------------------
                                                     (Registrant)

Date:    November 10, 1997            By:/s/ Robert D. Morton
         ---------------------        ---------------------------------------
                                             Robert D. Morton
                                             Its President and Chief Executive
                                             Officer (A duly authorized officer)

Date:    November 10, 1997            By:/s/ Anthony Priore, Jr.
         ---------------------        ---------------------------------------
                                             Anthony Priore, Jr.
                                             Its Treasurer and Secretary
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

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

10.6 Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
                  1997).

11.1              Statement re computation of per share earnings.

27                Financial Data Schedule