Form 10-K
period 1997-12-31
BANCORP CONNECTICUT INC
filed 1998-03-31
CIK 921746

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to

                        Commission File Number 34-0-25158

                            BANCORP CONNECTICUT, INC.

             (Exact name of registrant as specified in its charter)



             Delaware                               061394443
---------------------------------                ------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                  identification no.)



121 Main Street, Southington, CT                       06489
---------------------------------                   -----------
(Address of principal executive offices)             (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 860-628-0351

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                  Name of each exchange on which registered
  Not applicable                                   Not applicable
-------------------                  -----------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $1.00 per share

                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of Bancorp Connecticut, Inc. (5,099,948 shares) totalled $103,911,441 (based upon the closing price of $20.375 per share as quoted on the Nasdaq National Market tier of The Nasdaq Stock Market) on March 23, 1998.

         5,097,048 shares of Bancorp Connecticut, Inc. Common Stock were outstanding at March 18, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents and information are incorporated by reference herein to the extent indicated under the appropriate item:

         (1) The annual report to shareholders of Bancorp Connecticut, Inc., for the fiscal year ended December 31, 1997 (hereinafter referred to as the "1997 Annual Report"); and

         (2) Management's definitive proxy statement in connection with the 1998 annual meeting of the stockholders of Bancorp Connecticut, Inc. expected to be filed by April 10, 1998 under Regulation 14A of the SEC's General Rules and Regulations under the Securities Exchange Act of 1934 (hereinafter referred to as the "1998 Proxy Statement").

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

         The Bank's business strategy is to operate primarily as an innovative full-service community financial institution, offering a wide range of consumer and commercial services. These services include checking accounts, NOW accounts, regular savings accounts, money market accounts, individual retirement accounts, savings certificates, commercial demand deposit accounts, residential real estate loans, home equity loans and lines of credit, consumer loans, secured and unsecured commercial loans and lines of credit, letters of credit, credit card services and cash management services. The Bank makes available Savings Bank Life Insurance ("SBLI"). The Bank has a trust department which provides trust services for families and individuals, as well as corporate pension and employee benefits administration. The Bank provides investment brokerage services through Connecticut Association Securities, Inc., an independent broker-dealer, which sells non-deposit products, such as mutual funds, tax exempt securities and individual stocks and bonds. The Bank also offers annuities and various insurance products through the CTAS Insurance Group, an independently licensed insurance agency.

         The main focus of the Bank's lending activities is the origination of commercial and industrial loans, consumer loans and residential mortgage loans. The Bank also makes auto loans and student loans. In recent years, the Bank has concentrated its efforts on increasing the percentage of commercial and consumer loans retained within its loan portfolio. Commercial loans consist primarily of lines of credit with interest rates tied to the prime rate and fixed rate, fixed term loans. Commercial real estate loans are primarily first mortgage loans with adjustable rates. Consumer loan originations have been primarily fixed rate home equity loans with maximum terms of 10 years or less. The Bank also offers home equity lines of credit that have interest rates tied to the prime lending rate. Within the last three years, the Bank's primary residential mortgage product has been a loan with a rate fixed for an initial term of 3, 5, 7, or 10 years which adjusts annually thereafter. In the future, the Bank expects to place a greater emphasis on the growth of its commercial loan portfolio.

         The Bank has procedures in place to sell selected fixed rate residential mortgages into the secondary mortgage market. The sale of fixed rate mortgages allows the Bank to generate both a higher volume of fixed rate mortgages without impairing its asset/liability management and provide additional fee income. During 1997, the Bank continued to supplement its own loan originations by purchasing automobile loans and the guaranteed portion of Small Business Administration loans. On February 27, 1998, the Company announced plans to form a new majority owned subsidiary, BCI Financial Corporation ("BCIFC"), subject to regulatory approval. BCIFC will originate indirect auto loans for sale to the Bank and other financial institutions.

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

         The Bank conducts its banking operations through three full service offices, one limited purpose branch, one drive-in center, and one mortgage origination office, all of which are located in Southington. The Bank has submitted an application to the Connecticut Banking Commissioner to open a full service branch facility in Wallingford, Connecticut. Pending regulatory approval, the Bank intends to open the facility in the second quarter of 1998. See Item 2 below. As of February 28, 1998, the Bank had 83 full-time employees and 53 part-time employees. The Company has no paid employees.

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

         The Bank has not engaged in material research activities relating to the development of new services or the improvement of existing banking services during the past two years. However, during that time, the Bank's officers and employees continually have engaged in marketing activities, including evaluation and development of new services. During 1997, the Bank completed an extensive analysis of data processing systems and has committed, for 1998, to move its core processing system "in house" rather than continue the service bureau environment it has been operating on. The new system is expected to provide operating efficiencies, expand management reporting and enhance new product development. The approximate cost of the new software and hardware, which includes the replacement of all teller terminals, is approximately $1,560,000. This cost will be capitalized and depreciated over the useful life of the equipment. The Bank estimates that the annual cost of operating the new core system will be approximately the same as the present outsourcing arrangement.

         The Company's investment in the new auto financing subsidiary is estimated at $200,000. The Bank has also committed $100,000 for leasehold improvements on its proposed Wallingford site.

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

         The Bank's market area is served by a significant number of financial institutions, with eight offices (not including the Bank's three offices) of banking institutions and credit unions in Southington alone. At December 31, 1997, there were approximately forty-one mortgage lenders operating in the towns of Southington, Bristol, Cheshire and Plainville.

         In addition, recent Federal and Connecticut legislation likely will further increase competition for deposits and loans in the Bank's primary market area. Effective June 1, 1997, unless a state prohibited before such date all interstate mergers, Federal law generally permits interstate mergers between banks. States also may also have "opted in" and permitted such mergers prior to June 1, 1997. Finally, Federal law permits banks to branch into other states if a state "opts-in" to this arrangement. In 1997, a Federal law was enacted which provides that an insured state bank that establishes a branch in a host state may conduct any activity at such branch that is permissible under the laws of the home state of such bank, to the extent such activity is permissible either for a bank chartered by the host state or for a branch in the host state of an out-of-state national bank.

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

         In 1997, Connecticut legislation was enacted which permits, subject to certain limitations, Connecticut banks to sell insurance, directly or indirectly. In addition, in 1997 other Connecticut legislation was enacted which allows the organization of community banks with a minimum equity capital of $3 million (as opposed to the current $5 million for other Connecticut banks), and clarified certain powers of Connecticut banks.

         Proposed 1998 legislation (i) would reduce to $2.5 million the required level of minimum capital needed to organize a community bank, (ii) would permit out-of-state trust companies to establish and maintain offices in Connecticut with the approval of the Banking Commissioner, provided there is reciprocity in the home state's laws, and (iii) would expressly prohibit banks from imposing automated teller machine transaction fees on customers who are not customers of such banks.


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

         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in September, 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Under this system, for the first six months and the second six months of 1997, insurance premiums for all banks varied between 0.0% and .27% of total deposits, depending upon the capital level and supervisory rating of the institution. The FDIC has stated that it will reevaluate the adequacy of its assessment schedule every six months, and the FDIC may increase or decrease premium levels by up to 5 basis points each six months. The FDIC has announced that the assessment schedule for the first six months of 1998 will remain the same as in 1997.

         The Deposit Insurance Funds Act of 1996 also authorizes the Financing Corporation ("FICO") to levy assessments on Bank Insurance Fund ("BIF") -assessable deposits and stipulates that, from 1997 to 1999, the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The FICO rate for the Bank is not tied to FDIC risk classification. The FICO BIF annual rate for the Bank for first and second quarters of 1998 is 1.256 and 1.244 basis points, respectively.

         Under the FDIC's risk-based capital requirements, each FDIC-insured bank is required to maintain minimum levels of "capital" based the institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of the allowance for loan losses (subject to certain limitations) and certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the FDIC regulations, the greater the risk associated with an asset, the greater the amount of such assets that will be subject to the capital requirements. Effective January 1, 1998, those banks whose trading activities equal 10% or more of total assets or $1 billion or more must incorporate capital charges for certain market risks into the risk-based capital ratio. All FDIC-insured banks are required to maintain their capital at or above certain minimum ratios. At December 31, 1997, the Bank's capital exceeded these minimums. See "Management's Discussion and Analysis-Liquidity and Capital Resources" in the Annual Report for a more detailed description of these requirements and the Bank's capital position at December 31, 1997.

         In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. Under regulatory definitions, an institution is considered "well capitalized" (the highest rating) if its leverage capital ratio is 5% or higher, its Tier 1 risk based capital ratio is 6% or higher, its total risk based capital ratio is 10% or higher and it is not subject to certain regulatory orders. On December 31, 1997, the Bank had a leverage capital ratio of 10.4%, a Tier 1 risk based capital ratio of 15.9% and a total risk based capital ratio of 17.2%. At December 31, 1997, the Bank was not subject to any regulatory order.

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


         Federal Reserve System Regulation

         Under the regulations of the Federal Reserve System, depository institutions such as the Bank are required to maintain reserves against their transaction accounts. In 1997, these regulations generally required the maintenance of reserves of 3.0% against transaction accounts of $49.3 million or less and 10.0% of the amount of such accounts in excess of such amount. In December, 1997, the Federal Reserve Board decreased the amount of transaction accounts subject to the reserve requirement ratio of 3% from $49.3 million to $47.8 million. These amounts and percentages are subject to further adjustment by the Federal Reserve Board.

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

         The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 1997, the Company was in full compliance with all applicable capital requirements, and management believes that the Company will maintain such compliance.

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


         Regional Economy

         In 1997, the state of Connecticut experienced a modest economic recovery. A slight increase in net interest margins, a rising stock market, increased fee income and a decline in problem loans helped many banks improve their profitability. The present business environment is less clear as a flat U.S. Treasury yield curve and increased competition for both commercial and consumer loans will place downward pressure on net interest margins. In addition, banking institutions must deal with continued business consolidation in the Connecticut market and continued strict bank regulation.


ITEM 2 - PROPERTIES.

         The following table sets forth the location of the Bank's full service offices and other related information:

Office                           Location                                                    Status
------                           --------                                                    ------
Main Office                      121 Main St., Southington, CT                               Owned

Queen Corner Office              900 Queen St., Southington, CT                              Owned

South-End Office                 921 Meriden Waterbury Tpke., Southington, CT                Owned

Drive-In Center                  30 Berlin Ave., Southington, CT                             Owned

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

         The Bank leases approximately 6,591 square feet at 98 Main Street in Southington to house the administrative offices of its audit, human resources, marketing, finance, managed assets, consumer banking, deposit services, and information systems divisions. The lease had an original expiration date of December 31, 1997, with an option to extend the lease for four 6 month periods. The Bank has exercised its option to extend the lease until June 30, 1998.

         The Bank leases approximately 1,200 square feet at 188 North Main Street in Southington for its residential mortgage origination function. The lease has an expiration date of October 31, 1998, with an option to extend the lease for three one year periods.

         The Bank leases sufficient space at 55 Meriden Avenue in Southington (Bradley Memorial Hospital) to support a free standing automatic teller machine. The lease has an expiration date of July 31, 2000, with no option to extend the lease.

         The Bank owns an approximately 35,000 square foot lot located at 918 Meriden-Waterbury Turnpike, which is adjacent to the Bank's South-End office. The lot is undeveloped except for a residential house which the Bank intends to demolish.

         The Bank also owns and is holding for future expansion two separate properties all located adjacent to its Main Office parking facilities. The properties consist of a residential home on an approximately 10,500 square foot lot located at 50 Berlin Avenue, and an approximately 14,800 square foot undeveloped lot located at 31 Vermont Avenue. The Bank uses the residential home at 50 Berlin Avenue as a storage facility for office supplies.

         The Bank also owns a two-family residential home on an approximately 11,600 square foot lot located at 43-45 Vermont Avenue which was originally purchased for future expansion but is currently on the market for sale.

         The Bank is currently negotiating a lease for approximately 1,580 square feet of space for its proposed branch in Wallingford. The terms of such lease have not been finalized.


ITEM 3 - LEGAL PROCEEDINGS.

         Neither the Company nor the Bank is presently a party to any legal proceedings the adverse outcome of which would likely have, in management's belief, a material effect on the Company's or the Bank's financial condition, results of operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 1997, no matter was submitted to a vote of stockholders of the Company.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The Company's Common Stock has been issued and outstanding since November 17, 1994, when the Company acquired all of the Bank's outstanding common stock in a one-for-one exchange with the Bank's existing shareholders. As of March 18, 1998, 5,097,048 shares of Common Stock were issued and outstanding and were held by approximately 1,831 shareholders of record.

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Market tier of The National Association of Securities Dealers Automated Quotation ("Nasdaq") Stock Market under the symbol "BKCT." Quarterly high and low bid prices for 1996 and 1997 are included in the 1997 Annual Report under the heading "Market Price and Dividends" and are incorporated herein by reference. Such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         On February 1, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to fifteen percent (15%) of its currently outstanding shares. The Company purchased 519,498 from time to time in the open market through the period ending July 31, 1997, the termination date of the repurchase plan. The Company intends to hold the repurchased shares in treasury for general corporate purposes.

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

         The Bank has paid consecutive quarterly cash dividends since the quarter ended December 31, 1992. The Company paid its first quarterly dividend during the quarter ended March 31, 1995. No assurances can be given that further dividends will be paid or approved. Dividend history for the Company from January 1, 1996 through December 31, 1997 is included in the 1997 Annual Report under the heading "Market Price and Dividends" and is incorporated herein by reference. The Bank also paid a 20% stock dividend on June 1, 1993, a 6-for-5 stock split effected in the form of a stock dividend on June 19, 1996, and a 2-for-1 stock split effected in the form of a stock dividend on December 1, 1997.

ITEM 6 - SELECTED FINANCIAL DATA.


         The required information is included in the 1997 Annual Report under the heading "Selected Consolidated Financial Data," and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The required information is included in the 1997 Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         The required information is included in the 1997 Annual Report under the heading "Management's Discussion and Analysis - Asset/Liability Management and Market Risk" and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The report of the Company's independent accountants and the Company's Consolidated Statements of Condition at December 31, 1997 and 1996, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997, and the Notes to Consolidated Financial Statements appear in the 1997 Annual Report and are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The required information is included in the 1998 Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION.


         The required information is included in the 1998 Proxy Statement under the heading "Election of Directors - Executive Compensation" and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         As of February 28, 1998, there were no persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company who may be deemed to own beneficially more than 5% of the Common Stock.

         Certain other required information under this item is included in the 1998 Proxy Statement under the heading "Election of Directors - Stock Ownership of Directors and Officers" and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The required information is included in the 1998 Proxy Statement under the headings "Election of Directors - Transactions With Management", "- Certain Business Relationships", "- Indebtedness of Management and Others" and "- Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)      The following documents are filed as part of this report.

         (1)      Financial Statements

                  The following documents filed as part of this report are incorporated herein by reference from the indicated pages of the 1997 Annual Report.

                  Financial Statement                             Page or Pages

                  Report of Independent Accountants                     19
                  Consolidated Statements of Condition                  20
                  Consolidated Statements of Income                     21
                  Consolidated Statements of Shareholders' Equity       22
                  Consolidated Statements of Cash Flows                 23
                  Notes to Consolidated Financial Statements            24-38

         (2)      Financial Statement Schedules

                  Information required to be included in all schedules to the Company's Consolidated Financial Statements is included in the 1997 Annual Report or is not required under the related instructions or is inapplicable and therefore has been omitted.

         (3)      Exhibits

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

                  4.1 Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

                  4.2 Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

                  10.1*   Employment Agreement dated as of
                          January 1, 1997, by and between the
                          Bank and Robert D. Morton
                          (Incorporated by reference to
                          Exhibit 10.1 to the Registrant's
                          Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1996)

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

                  10.6* Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

                  13.1    Annual Report to Security Holders

                  21      Subsidiaries of Registrant

                  24      Power of Attorney

                  27      Financial Data Schedule
                  27.1    Restated Financial Data Schedule
                  27.2    Restated Financial Data Schedule
----------------------
         * Management contract or compensatory plan or arrangement.

                  THE COMPANY WILL PROVIDE A COPY OF ANY EXHIBIT LISTED ABOVE TO ANY SHAREHOLDER UPON THE WRITTEN REQUEST OF SUCH SHAREHOLDER AND UPON THE PAYMENT OF A REASONABLE FEE LIMITED TO THE COMPANY'S EXPENSES INCURRED IN FURNISHING SUCH EXHIBIT. REQUESTS SHOULD BE ADDRESSED TO LESLEY A. DEANGELO, BANCORP CONNECTICUT, INC., 121 MAIN STREET, SOUTHINGTON, CONNECTICUT 06489.

(b) The Company did not file any Report on Form 8-K during the last quarter of 1997.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Bancorp Connecticut, Inc.
                                                         (Registrant)



Date:  March 31, 1998                                By: /s/ Robert D. Morton
                                                         --------------------
                                                         Robert D. Morton
                                                         Its President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                          TITLE                              DATE

/s/ Robert D. Morton                President,                         March 31, 1998
-------------------------           Chief Executive
Robert D. Morton                    Officer and Director
                                    (Principal Executive Officer)


/s/ Anthony Priore, Jr.             Treasurer and                      March 31, 1998
-------------------------           Secretary (Principal
Anthony Priore, Jr.                 Financial Officer and
                                    Principal Accounting Officer)


Norbert H. Beauchemin*              Director                           March 31, 1998
-------------------------
Norbert H. Beauchemin


Walter J. Hushak*                   Director                           March 31, 1998
-------------------------
Walter J. Hushak


                                    Director
-------------------------
Michael J. Karabin


David P. Kelley*                    Director                           March 31, 1998
-------------------------
David P. Kelley


Frederick E. Kuhr*                  Director                           March 31, 1998
-------------------------
Frederick E. Kuhr


Joseph J. LaPorte*                  Director                           March 31, 1998
-------------------------
Joseph J. LaPorte


Ralph G. Mann*                      Director                           March 31, 1998
-------------------------
Ralph G. Mann


Andrew J. Meade*                    Director                           March 31, 1998
-------------------------
Andrew J. Meade


Frank R. Miller*                    Director                           March 31, 1998
-------------------------
Frank R. Miller


Anthony S. Pizzitola*               Director                           March 31, 1998
-------------------------
Anthony S. Pizzitola


Dennis J. Stanek*                   Director                           March 31, 1998
-------------------------
Dennis J. Stanek


*By: /s/ Robert D. Morton
     --------------------
     Robert D. Morton
     Attorney-in-fact

                                  EXHIBIT INDEX

         Exhibit No.                Description                                                  Page
         -----------                -----------                                                  ----
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

         10.1*                      Employment Agreement dated as of January 1,
                                    1997, by and between the Bank and Robert D.
                                    Morton (Incorporated by reference to Exhibit
                                    10.1 to the Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended December
                                    31, 1996)

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

         10.6*                      Bancorp Connecticut, Inc. 1997 Stock Option Plan
                                    (Incorporated by reference to Exhibit 10.6 to the
                                    Registrant's Quarterly Report on Form 10-Q for the
                                    quarterly period ended June 30, 1997)

         13.1                       Annual Report to Security Holders

         21                         Subsidiaries of Registrant

         24                         Power of Attorney

         27                         Financial Data Schedule

         27.1                       Restated Financial Data Schedule

         27.2                       Restated Financial Data Schedule

----------------------
*        Management contract or compensatory plan or arrangement.