Form 10-Q
period 1998-03-31
BANCORP CONNECTICUT INC
filed 1998-05-13
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)


----        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 X          SECURITIES EXCHANGE ACT OF 1934
----


For the quarterly period ended     March 31, 1998
                                   --------------------------------------------

                                   OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the transition period from                          to
                               -----------------------        -----------------

          Commission file number          34-0-25158
                               ---------------------------------

                            BANCORP CONNECTICUT, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     061394443
---------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


      121 Main Street, Southington, CT                      06489
---------------------------------------------------------------------------
    (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code       860-628-0351
                                                     ----------------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.          Yes     X              No
                               -----------           -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on May 5, 1998 was 5,105,808. (Excluding treasury shares)

                           BANCORP CONNECTICUT, INC.
                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                          PAGE
-----------------------------                                                          ----

Item 1. Financial Statements (unaudited)

        (a)  Consolidated Condensed Balance Sheets - March 31, 1998 and December
             31, 1997                                                                  1

        (b)  Consolidated Condensed Statements of Income - Three months ended
             March 31, 1998 and 1997                                                   2

        (c)  Consolidated Condensed Statements of Changes in Capital Accounts -
             three months ended March 31, 1998 and 1997                                4

        (d)  Consolidated Condensed Statements of Cash Flows three months ended
             March 31, 1998 and 1997                                                   5

        (e)  Notes to the Consolidated Condensed Financial Statements - March
             31, 1998                                                                  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                     10

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                              14

Item 2. Changes in Securities                                                          14

Item 3. Defaults Upon Senior Securities                                                14

Item 4. Submission of Matters to a Vote of Security Holders                            14

Item 5. Other Information                                                              14

Item 6. Exhibits and Reports on Form 8-K                                               14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                                 March 31,         December 31,
                                                                    1998               1997
                                                                -------------      -------------
                                                                (unaudited)
Assets:
  Cash and due from banks                                             $6,041             $7,370
  Federal funds sold                                                   1,050              1,500
                                                                -------------      -------------
            Cash and cash equivalents                                  7,091              8,870

  Trading account securities                                             358                612

  Investment securities:
    Available-for-sale (at market value)                             204,282            166,712

  Loans                                                              262,484            261,681
  Less: Allowance for loan losses                                     (5,385)            (5,306)
        Deferred loan fees                                              (905)              (950)
                                                                -------------      -------------
                                                                     256,194            255,425

  Federal Home Loan Bank stock                                         2,365              2,094
  Bank premises and equipment                                          3,445              3,151
  Accrued income receivable                                            2,982              2,760
  Other real estate owned                                                874              1,178
  Deferred taxes                                                       1,459              1,512
  Other assets                                                           726                711
                                                                -------------      -------------

            Total assets                                            $479,776           $443,025
                                                                =============      =============

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and  Now                                                  $60,624            $50,698
    Savings                                                          110,532             95,760
    Time                                                             165,206            169,095
                                                                -------------      -------------
                                                                     336,362            315,553

  Advances from Federal Home Loan Bank                                15,630             20,630
  Federal funds purchased and securities sold
          under agreements to repurchase                              75,328             55,368
  Mortgagors' escrow accounts                                            918              1,746
  Accrued taxes, expenses and other liabilities                        3,378              2,781
                                                                -------------      -------------
            Total liabilities                                        431,616            396,078
                                                                -------------      -------------

Shareholders' Equity:
    Preferred stock                                                       --                 --
    Common stock                                                       5,619              5,612
    Additional paid-in capital                                        17,137             17,051
    Retained earnings                                                 29,232             28,149
    Unrealized gain on investment securities, net                      1,916              1,879
    Treasury stock, at cost, 519,498 shares in 1998 and 1997          (5,744)            (5,744)
                                                                -------------      -------------
                                                                      48,160             46,947
                                                                -------------      -------------
            Total liabilities and shareholders' equity              $479,776           $443,025
                                                                =============      =============


See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 ------------------------

                                                   1998          1997
                                                   ----          ----
Interest Income:
  Interest and fees on loans                        $5,620        $5,368
  Interest and dividends on securities:
    U.S. Government and agency securities            1,853         1,427
    Other bonds and notes                              123            39
    Marketable equity securities                       838           768
                                                 ----------   -----------
                                                     2,814         2,234
  Interest on trading account                          ---            18
  Interest on Federal funds sold                       121            56
  Other interest and dividend income                    34            33
                                                 ----------   -----------
      Total interest income                          8,589         7,709
                                                 ----------   -----------

Interest Expense:
  Interest on NOW deposits                             212            65
  Interest on savings deposits                         728           623
  Interest on time deposits                          2,239         2,341
                                                 ----------   -----------
                                                     3,179         3,029

  Interest on borrowed funds                         1,308           932
                                                 ----------   -----------
      Total interest expense                         4,487         3,961
                                                 ----------   -----------

      Net interest income                            4,102         3,748

Provision for loan losses                              100           150
                                                 ----------   -----------

      Net interest income after
           provision for loan losses                 4,002         3,598

Other Income:
  Net securities gains                                 474           161
  Net trading account gains                             26            21
  Trust fees                                           141           101
  Service charges on deposit accounts                  155           125
  Other                                                198            76
                                                 ----------   -----------
                                                       994           484
                                                 ----------   -----------

Other Expenses:
  Salaries and employee benefits                     1,254         1,123
  Occupancy                                            125           142
  Furniture and equipment expense                       99            96
  Data processing                                      218           169
  FDIC assessments                                       9             9
  Legal expense                                         39            42
  OREO expense                                         (10)          (13)
  Advertising expense                                  103            55
  Other                                                473           356
                                                 ----------   -----------
                                                     2,310         1,979
                                                 ----------   -----------

      Income before taxes                            2,686         2,103

Provision for income taxes                             941           688
                                                 ----------   -----------
      Net income                                    $1,745        $1,415
                                                 ==========   ===========

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 ------------------------

                                                   1998          1997
                                                   ----          ----
Basic:
Average shares                                   5,095,589     5,129,286
Net income per share                                 $0.34         $0.28

Diluted:
Average shares & common stock equivalents        5,557,818     5,439,042
Net income per share                                 $0.31         $0.26

Cash dividend per share                             $0.130        $0.103


Average shares outstanding and per share data have been restated for all periods presented to reflect a 2-for-1 stock split effected in the form of a stock dividend paid on December 1, 1997.

See notes to unaudited consolidated condensed financial statements.

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                (unaudited)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                                                      COMPREHENSIVE
                                                                                         INCOME                          TOTAL
                                              COMMON        PAID-IN      RETAINED      UNREALIZED       TREASURY      SHAREHOLDERS'
                                               STOCK        CAPITAL      EARNINGS     GAINS(LOSSES)       STOCK          EQUITY
                                            ------------  ------------  ------------  ---------------  -----------   --------------
Balance at December 31, 1996                     $2,768       $19,189       $24,609             $504      ($4,339)         $42,731

  Net income                                         --            --         1,415               --           --            1,415
  Change in unrealized gains(losses)                 --            --            --             (258)          --             (258)
                                           ------------  ------------  ------------  ---------------  -----------   --------------
     Total comprehensive income                      --            --         1,415             (258)          --            1,157

  Stock options exercised                            15           164            --               --           --              179
  Cash dividends declared                            --            --            --               --           --               --
    ($.103 per share)                                --            --          (528)              --           --             (528)
  Treasury stock purchased                           --            --            --               --         (561)            (561)
  Tax benefits related to common stock               --            --            --               --           --               --
     option exercises and restricted stock           --            63            --               --           --               63
                                            ------------  ------------  ------------  ---------------  -----------   --------------

Balance at March 31, 1997                        $2,783       $19,416       $25,496             $246      ($4,900)         $43,041
                                            ============  ============  ============  ===============  ===========   ==============

Balance at December 31, 1997                     $5,612       $17,051       $28,149           $1,879      ($5,744)         $46,947

  Net income                                         --            --         1,745               --           --            1,745
  Change in unrealized gains(losses)                 --            --            --               37           --               37
                                            ------------  ------------  ------------  ---------------  -----------   --------------
     Total comprehensive income                      --            --         1,745               37           --            1,782

  Stock options exercised                             7            58            --               --           --               65
  Cash dividends declared                            --            --            --               --           --               --
    ($.13 per share)                                 --            --          (662)              --           --             (662)
  Tax benefits related to common stock               --            --            --               --           --               --
     option exercises and restricted stock           --            28            --               --           --               28
                                            ------------  ------------  ------------  ---------------  -----------   --------------

Balance at March 31, 1998                        $5,619       $17,137       $29,232           $1,916      ($5,744)         $48,160
                                            ============  ============  ============  ===============  ===========   ==============


See notes to unaudited consolidated condensed financial statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     -----------------------------------
                                                                                         1998                 1997
                                                                                     --------------      ---------------
Cash flows from operating activities:
    Net income                                                                              $1,745               $1,415
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation/amortization expense                                                     102                  114
         Deferred income tax benefit (provision)                                                28                   (5)
         Gain on sale of OREO                                                                  (62)                 (79)
         Net (accretion) and amortization of bond
           premium and discount                                                                (71)                  45
         Provision for loan losses                                                             100                  150
         Provision for foreclosed real estate losses                                            25                   37
         Amortization of deferred loan points                                                  (63)                 (41)
         Realized gains on held-for-sale securities                                           (474)                (161)
         Net trading account gains                                                             (26)                 (21)
         Decrease in trading account                                                           280                2,381
         Increase in accrued income receivable                                                (222)                 (99)
         Increase in accrued expenses payable and other
           liabilities                                                                         582                  211
         Increase in other assets                                                              (14)                 (76)
                                                                                     --------------      ---------------

                                  Total adjustments                                            185                2,456
                                                                                     --------------      ---------------

        Net cash provided by operating activities                                            1,930                3,871
                                                                                     --------------      ---------------
Cash flows from investing activities:
    Purchases of securities held-to-maturity                                                    --               (6,042)
    Purchases of securities available-for-sale                                             (58,323)              (9,494)
    Proceeds from sales of securities available-for-sale                                     9,247                9,515
    Proceeds from maturities of securities                                                   8,049                6,255
    Paydowns on mortgage-backed securities                                                   4,063                1,944
    Purchases of Federal Home Loan Bank stock                                                 (271)                 (55)
    Net increase in loans                                                                     (870)                 (36)
    Purchases of premises and equipment, net                                                  (396)                (105)
    Proceeds from sale of foreclosed real estate, net                                          449                  342
                                                                                     --------------      ---------------

        Net cash provided by (used in) investing activities                                (38,052)               2,324
                                                                                     --------------      ---------------

Cash flows from financing activities:

    Net decrease in time deposits                                                           (3,889)              (4,502)
    Net increase (decrease) in other deposits                                               24,697               (1,833)
    Net decrease in mortgagors' escrow                                                        (828)                (789)
    Proceeds from borrowings                                                                 5,000                6,800
    Repayment of borrowings                                                                (10,000)              (3,000)
    Net decrease in Federal funds purchased                                                   (550)              (1,500)
    Net increase (decrease) in repurchase agreements                                        20,509               (1,303)
    Repurchase of common stock                                                                  --                 (561)
    Proceeds from exercise of stock options                                                     66                  179
    Cash dividends paid                                                                       (662)                (527)
                                                                                     --------------      ---------------

        Net cash provided by (used in) financing activities                                 34,343               (7,036)
                                                                                     --------------      ---------------

               Net decrease in cash and cash equivalents                                    (1,779)                (841)
                                                                                     --------------      ---------------

Cash and cash equivalents at beginning of period                                             8,870                9,154
                                                                                     --------------      ---------------

           Cash and cash equivalents at end of period                                       $7,091               $8,313
                                                                                     ==============      ===============


Schedule of noncash investing and financing activities:

     Change in unrealized gain on investment securities                                         37                 (258)
     Transfer of loans to other real estate owned                                              108                   96
     Foreclosed real estate sales financed                                                      --                   54

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

In the opinion of Bancorp Connecticut, Inc. (the "Corporation"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of its operations for the periods shown are not necessarily indicative of the results to be expected for the full year.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no impact on net income.

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of March 31, 1998 and December 31, 1997 are as follows:


                                                         Available-for-sale
                                      --------------------------------------------------------
                                                        Gross          Gross       Estimated
                                        Amortized     Unrealized    Unrealized      Market
(000's) March 31, 1998                    Cost          Gains         Losses         Value
------------------------------        ------------   ------------   ------------  ------------
United States Government
    obligations                            $45,361           $140         $(91)       $45,410
Municipal bonds                              3,340             79           (1)         3,418
Mortgage-backed securities                  72,972            380         (134)        73,218
Capital preferred securities                 4,794            318           --          5,112
Marketable equity securities                60,086          2,597          (82)        62,601
Mutual funds                                14,522             38          (37)        14,523
                                         ---------         ------        -----      ---------
                                         $ 201,075         $3,552        $(345)     $ 204,282
                                         =========         ======        =====      =========


                                                         Available-for-sale
                                      --------------------------------------------------------
                                                        Gross          Gross       Estimated
                                        Amortized     Unrealized    Unrealized       Market
(000's) December 31, 1997                  Cost          Gains         Losses         Value
------------------------------        ------------   ------------   ------------  ------------
United States Government
    obligations                            $27,577           $106         $(67)       $27,616
Municipal bonds                              3,342             91           (1)         3,432
Mortgage-backed securities                  64,988            574          (66)        65,496
Capital preferred securities                 3,750            303           --          4,053
Marketable equity securities                59,595          2,319          (99)        61,815
Mutual funds                                 4,314              9          (23)         4,300
                                         ---------         ------        -----      ---------
                                         $ 163,566         $3,402        $(256)     $ 166,712
                                         =========         ======        =====      =========

NOTE 3.  Activity in the Allowance for Loan Losses

        (dollars in thousands)                         1998          1997
                                                      ------        ------
        Balance at beginning of year                  $5,306        $4,875
        Provision for loan losses                        100           150
        Charge-offs                                      (62)          (85)
        Recoveries                                        41            28
                                                      ------        ------
        Balance at March 31,                          $5,385        $4,968
                                                      ======        ======


NOTE 4.  Nonperforming Assets

                                                    March 31,       December 31,
        (dollars in thousands)                        1998             1997
        ----------------------                      --------       ------------
        Nonaccrual loans
           Residential real estate                   $ 2,070        $ 1,988
           Commercial real estate                        255            258
           Commercial                                    179            387
           Consumer                                      183            228
                                                     -------        -------
               Total nonaccrual loans                  2,687          2,861
        Accruing loans past due 90 days or more           --             --

               Total nonperforming loans               2,687          2,861
        Other real estate owned                          874          1,178
                                                     -------        -------
               Total nonperforming assets            $ 3,561        $ 4,039
                                                     =======        =======
        Nonperforming loans as percentage
           of total loans                              1.02%          1.09%
                                                     =======        =======
        Nonperforming assets as a percentage
           of total assets                              .74%           .91%
                                                     =======        =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Earnings Per Share

Effective December 31, 1997, the Corporation adopted the provisions of Statement of Financial Standards No. 128, "Earnings per Share" ("SAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The statement was effective for financial statements issued for the periods ending after December 31, 1997 and has been applied for all periods presented.

Basic earnings per share is computed using the weighted average common shares outstanding during the period presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the quarterly periods ended March 31 were as follows:

                                                          Quarter ended
                                                            March 31,
                                                           ---------

(in thousands)                                        1998                1997
                                                      -----               ----

Basic                                                 5,096               5,129
Effect of dilutive stock options                        462                 310
                                                      -----               -----
Diluted                                               5,558               5,439
                                                      =====               =====

The number of common shares used in the calculation have been restated for all periods presented to reflect a 2-for-1 stock split effected in the form of a stock dividend on December 1, 1997.

NOTE 6.  Recent Accounting Pronouncements

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income, which is defined as the change in net equity of a business enterprise during a period from non-owner sources. The Corporation adopted of SFAS. The adoption of SFAS 130 had no impact of the Corporation's financial condition or its results of operations.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. Continued

The following table represents the components and the related tax effects allocated to other comprehensive income for the first quarter of 1998:

                                            Before        Tax            Net of
                                            Tax           (Expense)      Tax
                                            Amount        Benefit        Amount
                                            ------        -------        ------

Net unrealized gains (losses) on
   securities arising during the period     $ 535         $  (215)       $  320
Less: reclassification adjustment for
   gain realized in net income              $ 474         $  (191)       $  283
                                            ------        -------        ------
Net unrealized gains (losses) on
   securities                               $  61         $   (24)       $   37
                                            ======        =======        ======

The following table represents components and the related tax effects allocated to other comprehensive income for the first quarter of 1997:

                                            Before        Tax            Net of
                                            Tax           (Expense)      Tax
                                            Amount        Benefit        Amount
                                            ------        -------        ------
Net unrealized gains (losses) on
   securities arising during the period     $ (276)       $   113       $ (163)
Less: reclassification adjustment for
   gain realized in net income              $  161        $   (66)      $   95
                                            ------        -------       ------
Net unrealized gains (losses) on
   securities                               $ (437)       $   179       $ (258)
                                            ======        =======       ======


FOR FURTHER INFORMATION AND FOR ASSISTANCE IN READING THIS REPORT, REFER TO THE FINANCIAL STATEMENTS AND FOOTNOTES INCLUDED IN THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND TO THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION INCLUDED IN THIS REPORT.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       First Quarter Ended March 31, 1998

Bancorp Connecticut, Inc. ("the Corporation") is the holding company of Southington Savings Bank (the "Bank"). Since the Bank is the Corporation's sole subsidiary, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank.

Changes in Financial Condition

Investments

Total investment securities increased from $166,712,000 as of December 31, 1997 to $204,282,000 as of March 31, 1998 due primarily to the investment of funds acquired from a large business deposit. In addition, management implemented a $10 million leveraging strategy involving the purchase of U.S. Government obligations and agency securities including mortgage participation certificates funded by broker repurchase agreements to provide a positive spread. Investment in U.S. Goverment obligations, mortgage backed securities and mututal funds increased $17,800,000, $7,722,000 and $10,223,000, respectively.

Deposits

Total deposits increased by $20,809,000 or 6.6% during the first quarter of 1998 as compared to December 31, 1997 due to the promotion of the Bank's money fund checking product as well as the receipt of a large business money market account.

Borrowings

Advances from the Federal Home Loan Bank of Boston decreased by $5,000,000 or 24.2% during the quarter ended March 31, 1998 as compared to December 31, 1997 due to the prepayment of advances with a weighted average interest rate of 6.10%. Also during the quarter, federal funds purchased and securities sold under agreements to repurchase increased approximately $20 million or 36.0% due to the financing of the above mentioned hedging strategy as well as an increase in retail repurchase agreements.

Changes in Results of Operation

Earnings

Net income for the quarter ended March 31, 1998 was $1,745,000 as compared to $1,415,000 for the first quarter of 1997, an increase of 23.3%. Increases in net interest income, net investment securities gains and other noninterest income were the primary reasons for the higher earnings. The annualized return on average assets for the quarter ended March 31, 1998 was 1.49% as compared to 1.36% for the quarter ended March 31, 1997.

Net Interest Income

Net interest income increased $354,000 or 9.4% for the first quarter of 1998 as compared to the same quarter of 1997. Interest income increased $880,000 for the first quarter of 1998 primarily from an increase in average interest earning assets of $48,775,000 or 12.0% as compared to the prior year's quarter. The tax equivalent yield on earning assets decreased to 7.84% for the current quarter as compared to 7.92% for the same quarter of 1997. Interest expense increased $526,000 or 13.3%, primarily from a $40,942,000 or 11.6% increase in average interest bearing liabilities as compared to the prior year's quarter. The overall cost of interest bearing liabilities increased to 4.57% for the first quarter of 1998 as compared to 4.50% for the same quarter of 1997 and included a penalty of $21,000 for the prepayment of $5 million in Federal Home Loan Bank advances.

Provision for Loan Losses

The provision for loan losses decreased to $100,000 for the first quarter of 1998 as compared to $150,000 for the same quarter of 1997. The decrease is commensurate with the reduction in nonperforming loans to $2,687,000 or 1.02% of total loans as of March 31, 1998 as compared to $3,439,000 or 1.36% on March 31, 1997.

The allowance for loan losses as a percentage of nonperforming loans was 200.4% as of March 31, 1998 as compared to 144.5% on March 31, 1997. Net loan charge-offs for the first quarter of 1998 were $22,000 as compared to $57,000 for the first quarter of 1997.

Nonperforming assets decreased slightly to $3,561,000 or .7% of total assets as of March 31, 1998 as compared to $4,039,000 or 1.1% as of December 31, 1997, a decrease of 11.8%. (See note 4 to the unaudited consolidated financial statements.)

Management believes the allowance for loan losses is maintained at a level that is adequate to absorb losses within the loan portfolio. (See notes 3 and 4 to the unaudited consolidated financial statements.)

Other Income

Noninterest income was $994,000 for the first quarter of 1998 as compared to $484,000 for the same quarter of 1997, an increase of 105.4%. The increase was primarily due to net securities gains of $474,000 in the current quarter as compared to $161,000 for the same quarter of 1997. In addition commissions on brokerage services increased $64,000 or 378.5% due to higher sales and the renegotiation of the contract with the Bank's third party provider. Trust fees also increased $40,000 or 39.6% due to a higher volume of assets under management.

Other Expenses

Noninterest expenses increased by $331,000 or 16.7% for the first quarter of 1998 as compared to the same quarter of 1997. Salaries and employee benefits increased $131,000 or 11.7% during the current quarter as compared to the same quarter of last year due to normal merit adjustments, an increase in the Bank's profit sharing contribution and the addition of the Bank's investment brokerage counselor to the Bank's payroll. Under a previous arrangement, the brokerage counselor's salary had been paid for by the Bank's third party provider of brokerage services. Data processing services increased $49,000 or 29.0% during the quarter due a higher volume of accounts serviced and the conversion to check image processing. Advertising expenses also increased $48,000 or 87.3% due to promotion of the Bank's demand deposit image statements and money fund checking product.

Income Taxes

Estimated income taxes for the first quarter of 1998 were $941,000 as compared to $688,000 for the same quarter of 1997. The increase was primarily due to the generation of income before taxes of $2,686,000 through March 31, 1998 as compared to $2,103,000 for the same period of 1997. The effective tax rate for the first quarter of 1998 was 35.0% as compared to 32.7% for the same period of 1997. The increased effective rate for the current quarter reflects the smaller impact that the Federal and State dividends received deduction had on reducing taxable income for the current quarter as compared to the same quarter in 1997.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)(2)
--------------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                                  Three months ended              Three months ended       1998 Compared to 1997
                                                    March 31, 1997                  March 31, 1997        Increase (Decrease) Due to
                                              ---------------------------    ---------------------------  --------------------------
(dollars in thousands)                        Average              Yield/    Average              Yield/
                                              Balance   Interest   Rate      Balance  Interest    Rate     Volume    Rate     Net(1)
                                              -------   --------   ------    -------  --------    ------  -------    ----    -------
ASSETS
Interest-earning assets:
   Loans                                       $260,722   $5,620   8.62%     $250,351   $5,368     8.58%    $223      $29      $252
   Taxable investment securities (at cost)      179,839    3,096   6.89%      145,419    2,542     6.99%     593      (39)      554
   Municipal bonds                                3,341       59   7.06%        3,251       58     7.14%       2       (1)        1
   Federal funds sold                             9,076      121   5.33%        4,305       56     5.20%      64        1        65
   Other interest-earning assets                  2,491       34   5.46%        3,368       33     3.92%     (10)      11         1
                                             --------------------            -----------------            --------------------------
Total interest-earning assets                   455,469    8,930   7.84%      406,694    8,057     7.92%     872        1       873
                                             --------------------            -----------------            --------------------------
Noninterest-earning assets:
 Cash and due from banks                          6,888                         4,910
 Premises and equipment, net                      3,243                         3,100
 Other assets                                     7,978                         6,453
 Less loan loss allowance                        (5,343)                       (4,902)
                                             -----------                     ---------

    TOTAL ASSETS                               $468,235                      $416,255
                                             ===========                     =========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                      $130,913     $934   2.85%     $109,597     $682     2.49%   $144     $108    $252
 Time deposits                                  168,122    2,239   5.33%      174,076    2,341     5.38%    (79)     (23)   (102)
 Mortgagors' escrow deposits                      1,030        6   2.33%          849        6     2.83%      1       (1)      0
 FHLB of Boston advances                         23,066      356   6.17%       23,556      348     5.91%     (7)      15       8
Federal funds purchased and securities
    sold under agreement to repurchase           69,881      952   5.45%       43,992      584     5.31%    352       16     368
                                             --------------------            -----------------            --------------------------

Total interest-bearing
     liabilities                                393,012    4,487   4.57%      352,070    3,961     4.50%    411      115     526
                                             --------------------            -----------------            --------------------------

Noninterest-bearing liabilities:
 Demand deposits                                 26,403                        20,441
 Other                                            1,472                         1,247

Stockholders' equity                             47,348                        42,497
                                               --------                      --------
TOTAL LIABILITIES AND EQUITY                   $468,235                      $416,255
                                               ========                      ========

Net interest income before Federal
      tax equivalent adjustment                            4,443                         4,096             $461    ($114)   $347
                                                                                                          ======================
Federal tax equivalent adjustment                           (341)                         (348)
                                                          ------                        ------
Net interest income                                       $4,102                        $3,748
                                                          ======                        ======
Net interest spread (tax equivalent basis)                         3.27%                           3.42%
                                                                  =======                          ======
Net interest margin (tax equivalent basis)                         3.90%                           4.03%
                                                                  =======                          ======

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

                27             Financial Data Schedule

 (b) Reports on Form 8-K.

The Registrant did not file any Report on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BANCORP CONNECTICUT, INC.
                                   ---------------------------------------------
                                                    (Registrant)

Date:     May 8, 1998              By: /s/  Robert D. Morton
          -----------------            -----------------------------------------
                                       Robert D. Morton
                                       Its President and Chief Executive
                                            Officer (A duly authorized officer)

Date:     May 8, 1998              By: /s/  Anthony Priore, Jr.
          -----------------            -----------------------------------------
                                       Anthony Priore, Jr.
                                       Its Treasurer and Secretary
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------

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

27                     Financial Data Schedule