Form 10-Q
period 1998-06-30
BANCORP CONNECTICUT INC
filed 1998-08-12
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

-----
| X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

                                       OR

----
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----      SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on July 31, 1998 was 5,114,808 . (Excluding treasury shares)

                            BANCORP CONNECTICUT, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                             PAGE
-------   ---------------------                                             ----
Item 1.   Financial Statements (unaudited)

          (a)  Consolidated Condensed Balance Sheets - June 30, 1998
                   and December 31, 1997                                     1

          (b)  Consolidated Condensed Statements of Income - Three
                   months and six months ended June 30, 1998 and 1997        2

          (c)  Consolidated Condensed Statements of Changes in
                   Capital Accounts - six months ended June 30,
                   1998 and 1997                                             4

          (d)  Consolidated Condensed Statements of   Cash Flows -
                   six months ended June 30, 1998 and 1997                   5

          (e)  Notes to the Consolidated Condensed Financial Statements -
                   June 30, 1998                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17

Item 2.   Changes in Securities                                             17

Item 3.   Defaults Upon Senior Securities                                   17

Item 4.   Submission of Matters to a Vote of Security  Holders              17

Item 5.   Other Information                                                 18

Item 6.   Exhibits and Reports on Form 8-K                                  19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                         June 30,   December 31,
                                                           1998        1997
                                                       -----------  ------------
                                                       (unaudited)
Assets:
  Cash and due from banks                               $   6,858   $   7,370
  Federal funds sold                                       10,200       1,500
                                                        ---------   ---------
            Cash and cash equivalents                      17,058       8,870

  Trading account securities                                  536         612

  Investment securities:
    Available-for-sale (at market value)                  208,654     166,712

  Loans                                                   262,469     261,681
  Less: Allowance for loan losses                          (5,485)     (5,306)
            Deferred loan fees                               (879)       (950)
                                                        ---------   ---------
                                                          256,105     255,425

  Federal Home Loan Bank stock                              2,365       2,094
  Bank premises and equipment                               4,107       3,151
  Accrued income receivable                                 2,877       2,760
  Other real estate owned                                     617       1,178
  Deferred taxes                                            1,736       1,512
  Other assets                                              1,123         711
                                                        ---------   ---------
            Total assets                                $ 495,178   $ 443,025
                                                        =========   =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and Now                                      $  63,176   $  50,698
    Savings                                                99,191      95,760
    Time                                                  161,583     169,095
                                                        ---------   ---------
                                                          323,950     315,553

  Advances from Federal Home Loan Bank                     31,630      20,630
  Federal funds purchased and securities sold
      under agreements to repurchase                       86,015      55,368
  Mortgagors' escrow accounts                               1,669       1,746
  Accrued taxes, expenses and other liabilities             2,918       2,781
                                                        ---------   ---------
            Total liabilities                             446,182     396,078
                                                        ---------   ---------

Shareholders' Equity:
    Preferred stock                                            --          --
    Common stock                                            5,633       5,612
    Additional paid-in capital                             17,289      17,051
    Retained earnings                                      30,295      28,149
    Accumulated other comprehensive income                  1,523       1,879
    Treasury stock, at cost, 519,498 shares
      in 1998 and 1997                                     (5,744)     (5,744)
                                                        ---------   ---------
                                                           48,996      46,947
                                                        ---------   ---------
            Total liabilities and shareholders'
              equity                                    $ 495,178   $ 443,025
                                                        =========   =========


See notes to unaudited consolidated condensed financial statements.

                      BANCORP CONNECTICUT, AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)

                                           Three Months Ended       Six Months Ended
                                                 June 30,               June 30,
                                           ------------------     ---------------------

                                              1998       1997       1998        1997
                                              ----       ----       ----        ----
Interest Income:
  Interest and fees on loans                $ 5,628    $ 5,570    $ 11,248    $ 10,938
  Interest and dividends on securities:
    U.S. Government and agency securities     1,995      1,441       3,848       2,869
    Other bonds and notes                       139         81         262         120
    Marketable equity securities                818        845       1,656       1,613
                                            -------    -------    --------    --------
                                              2,952      2,367       5,766       4,602
  Interest on trading account                     3          1           3          19
  Interest on Federal funds sold                 40         37         161          93
  Other interest and dividend income             38         34          72          67
                                            -------    -------    --------    --------
    Total interest income                     8,661      8,009      17,250      15,719
                                            -------    -------    --------    --------

Interest Expense:
  Interest on NOW deposits                      239         96         451         161
  Interest on savings deposits                  634        641       1,362       1,264
  Interest on time deposits                   2,180      2,332       4,419       4,673
                                            -------    -------    --------    --------
                                              3,053      3,069       6,232       6,098

  Interest on borrowed funds                  1,422        987       2,730       1,919
                                            -------    -------    --------    --------
    Total interest expense                    4,475      4,056       8,962       8,017
                                            -------    -------    --------    --------

    Net interest income                       4,186      3,953       8,288       7,702

Provision for loan losses                        68        200         168         350
                                            -------    -------    --------    --------

    Net interest income after
      provision for loan losses               4,118      3,753       8,120       7,352

Other Income:
  Net securities gains                          338        175         812         336
  Net trading account gains                      15         28          41          50
  Trust fees                                    139        108         280         209
  Service charges on deposit accounts           158        132         310         257
  Other                                         312        108         513         184
                                            -------    -------    --------    --------
                                                962        551       1,956       1,036
                                            -------    -------    --------    --------

Other Expenses:
  Salaries and employee benefits              1,446      1,169       2,700       2,293
  Occupancy                                     130        131         255         274
  Furniture and equipment expense                96         97         195         193
  Data processing                               206        167         424         336
  Legal expense                                  44         42          83          84
  OREO expense                                   (8)        (5)        (18)        (18)
  Advertising expense                           111        113         214         168
  Other                                         452        406         934         771
                                            -------    -------    --------    --------
                                              2,477      2,120       4,787       4,101
                                            -------    -------    --------    --------

    Income before taxes                       2,603      2,184       5,289       4,287

Provision for income taxes                      852        690       1,793       1,379
                                            -------    -------    --------    --------

    Net income                              $ 1,751    $ 1,494    $  3,496    $  2,908
                                            =======    =======    ========    ========

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED
                                   (unaudited)

                                           Three Months Ended       Six Months Ended
                                                 June 30,               June 30,
                                           ------------------     ---------------------
                                              1998       1997       1998        1997
                                              ----       ----       ----        ----
Basic:
Average shares                             5,107,334   5,080,300  5,101,494   5,104,658
Net income per share                           $0.34       $0.29      $0.69       $0.57

Diluted:
Average shares & common stock equivalents  5,575,028   5,393,116  5,566,587   5,416,024
Net income per share                           $0.31       $0.28      $0.63       $0.54

Cash dividend per share                       $0.135      $0.110     $0.265      $0.213

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

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                   (unaudited)

                                                                             ACCUMULATED
                                                                               OTHER
                                                                            COMPREHENSIVE
                                                                               INCOME                   TOTAL
                                             COMMON    PAID-IN    RETAINED    UNREALIZED   TREASURY   SHAREHOLDERS
                                              STOCK    CAPITAL    EARNINGS  GAINS(LOSSES)    STOCK      EQUITY
                                            --------   -------    --------  -------------  ---------   ------------
Balance at December 31, 1996                 $2,768    $19,189    $ 24,609     $   504     ($4,339)    $ 42,731

  Net income                                     --         --       2,908          --          --        2,908
  Change in unrealized gains(losses)             --         --          --         313          --          313
                                             ------    -------    --------     -------     -------     --------
    Total comprehensive income                   --         --       2,908         313                    3,221

  Stock options exercised                        25        297          --          --          --          322
  Cash dividends declared                        --         --          --          --          --           --
    ($.213 per share)                            --         --      (1,086)         --          --       (1,086)
  Treasury stock purchased                       --         --          --          --      (1,405)      (1,405)
  Tax benefits related to common stock           --         --          --          --          --           --
    option exercises and restricted stock        --        103          --          --          --          103
                                             ------    -------    --------     -------     -------     --------

Balance at June 30, 1997                     $2,793    $19,589    $ 26,431     $   817     ($5,744)    $ 43,886
                                             ======    =======    ========     =======     =======     ========


Balance at December 31, 1997                 $5,612    $17,051    $ 28,149     $ 1,879     ($5,744)    $ 46,947

  Net income                                     --         --       3,496          --          --        3,496
  Change in unrealized gains(losses)             --         --          --        (356)         --         (356)
                                             ------    -------    --------     -------     -------     --------
    Total comprehensive income                   --         --       3,496        (356)         --        3,140

  Stock options exercised                        21        161          --          --          --          182
  Cash dividends declared                        --         --          --          --          --           --
    ($.265 per share)                            --         --      (1,350)         --          --       (1,350)
  Tax benefits related to common stock           --         --          --          --          --           --
    option exercises and restricted stock        --         77          --          --          --           77
                                             ------    -------    --------     -------     -------     --------

Balance at June 30, 1998                     $5,633    $17,289    $ 30,295     $ 1,523     ($5,744)    $ 48,996
                                             ======    =======    ========     =======     =======     ========

See notes to unaudited consolidated financial statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                   1998        1997
                                                                ----------  ----------
Cash flows from operating activities:
  Net income                                                    $   3,496   $  2,908
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation/amortization expense                              230        229
       Deferred income tax (provision) benefit                         44        (78)
       Gain on sale of OREO                                          (123)      (149)
       Net accretion and amortization of bond
             premium and discount                                    (257)        99
       Provision for loan losses                                      168        350
       Provision for foreclosed real estate losses                     53         75
       Amortization of deferred loan points                          (144)       (92)
       Realized gains on available-for-sale securities               (812)      (336)
       Net trading account gains                                      (41)       (50)
       Decrease in trading account                                    118      2,228
       Increase in accrued income receivable                         (117)       (54)
       Increase in accrued expenses payable
             and other liabilities                                    214         23
       Increase in other assets                                      (338)      (231)
                                                                ---------   --------

                      Total adjustments                            (1,005)     2,014
                                                                ---------   --------

      Net cash provided by operating activities                     2,491      4,922
                                                                ---------   --------

Cash flows from investing activities:
  Purchases of securities held-to-maturity                             --     (6,042)
  Purchases of securities available-for-sale                     (109,695)   (25,163)
  Proceeds from sales of securities available-for-sale             46,299     15,090
  Proceeds from maturities of securities                           12,623     11,255
  Paydowns on mortgage-backed securities                            9,275      3,643
  Purchases of Federal Home Loan Bank stock                          (271)       (55)
  Net increase in loans                                              (836)    (8,703)
  Purchases of premises and equipment, net                         (1,165)      (146)
  Proceeds from sale of foreclosed real estate, net                   669        673
                                                                ---------   --------

      Net cash used in investing activities                       (43,101)    (9,448)
                                                                ---------   --------

Cash flows from financing activities:
    Net decrease in time deposits                                  (7,512)    (2,687)
    Net increase  in other deposits                                15,909      4,684
    Net (decrease) increase in mortgagors' escrow                     (77)        61
    Proceeds from borrowings                                       50,201      9,735
    Repayment of borrowings                                       (39,201)    (5,105)
    Net decrease in Federal funds purchased                          (800)      (400)
    Net increase in repurchase agreements                          31,446      1,497
    Repurchase of common stock                                         --     (1,405)
    Proceeds from exercise of stock options                           183        322
    Cash dividends paid                                            (1,351)    (1,086)
                                                                ---------   --------

      Net cash provided by financing activities                    48,798      5,616
                                                                ---------   --------

        Net increase in cash and cash equivalents                   8,188      1,090
                                                                ---------   --------

Cash and cash equivalents at beginning of period                    8,870      9,154
                                                                ---------   --------

        Cash and cash equivalents at end of period              $  17,058   $ 10,244
                                                                =========   ========


Schedule of noncash investing and financing activities:
     Change in unrealized gain on investment securities, gross  $   (623)   $    313
     Transfer of loans to other real estate owned                     131        158
     Foreclosed real estate sales financed                             --        212

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

In the opinion of Bancorp Connecticut, Inc. (the "Corporation"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1998 and the results of operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997. The results of its operations for the periods shown are not necessarily indicative of the results to be expected for the full year.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no impact on net income.

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of June 30, 1998 and December 31, 1997 are as follows:

                                                                        Available-for-sale
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized        Unrealized        Unrealized           Market
(000's) June 30, 1998                               Cost             Gains            Losses             Value
-------------------------------------------    --------------   ---------------   ---------------    --------------
United States Government and federal agency
  obligations                                         $49,635              $132             $(31)           $49,736
Municipal bonds                                         3,337                85               (1)             3,421
Mortgage-backed securities                             80,724               320             (175)            80,869
Capital preferred securities                            2,000               307                 -             2,307
Marketable equity securities                           59,926             2,215             (302)            61,839
Mutual funds                                           10,510                30              (58)            10,482
                                               --------------   ---------------   ---------------    --------------
                                                    $ 206,132            $3,089            $(567)         $ 208,654
                                               ==============   ===============   ===============    ==============

                                                                        Available-for-sale
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized         Unrealized       Unrealized           Market
(000's) December 31, 1997                           Cost             Gains            Losses             Value
-------------------------------------------    --------------    --------------   ---------------    --------------
United States Government and federal agency
  obligations                                         $27,577              $106             $(67)           $27,616
Municipal bonds                                         3,342                91               (1)             3,432
Mortgage-backed securities                             64,988               574              (66)            65,496
Capital preferred securities                            3,750               303                 -             4,053
Marketable equity securities                           59,595             2,319              (99)            61,815
Mutual funds                                            4,314                 9              (23)             4,300
                                               --------------    --------------   ---------------    --------------
                                                    $ 163,566            $3,402            $(256)         $ 166,712
                                               ==============    ==============   ===============    ==============

NOTE 3.  Activity in the Allowance for Loan Losses

         (dollars in thousands)                                1998              1997
                                                               ----              ----
         Balance at beginning of year                         $5,306           $4,875
         Provision for loan losses                               168              350
         Charge-offs                                             (69)            (188)
         Recoveries                                               80              108
                                                              ------           ------
         Balance at June 30,                                  $5,485           $5,145
                                                              ======           ======

NOTE 4.  Nonperforming Assets

                                                               June 30,       December 31,
         (dollars in thousands)                                   1998           1997
         ----------------------                                --------       ------------
         Nonaccrual loans
           Residential real estate                             $1,924            $1,988
           Commercial real estate                                 163               258
           Commercial                                             254               387
           Consumer                                                67               228
                                                               ------            ------
                Total nonaccrual loans                          2,408             2,861
         Accruing loans past due 90 days or more                   --                --
                Total nonperforming loans                       2,408             2,861
         Other real estate owned                                  617             1,178
                                                               ------            ------
                Total nonperforming assets                     $3,025            $4,039
                                                               ======            ======
         Nonperforming loans as percentage
                of total loans                                    .92%             1.09%
                                                               ======            ======
         Nonperforming assets as a percentage
                of total assets                                   .61%              .91%
                                                               ======            ======

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

Basic earnings per share is computed using the weighted average common shares outstanding during the period presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the quarterly and six month periods ended June 30, were as follows:

                                       Quarter ended        Six months ended
                                          June 30,              June 30,
                                      -----------------     -----------------
(in thousands)                         1998       1997       1998       1997
                                      ------     ------     ------     ------
Basic                                 5,107      5,080      5,101      5,105
Effect of dilutive stock options        468        313        466        311
                                      -----      -----      -----      -----
Diluted                               5,575      5,393      5,567      5,416
                                      =====      =====      =====      =====

The number of common shares used in the calculation have been restated for all periods presented to reflect a 2-for-1 stock split effected in the form of a stock dividend on December 1, 1997.

NOTE 6.  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and display of comprehensive income, which is defined as the change in net equity of a business enterprise during a period from non-owner sources. The Corporation adopted FAS 130 as of January 1, 1998. The Corporation's one source of comprehensive income is the unrealized gain(loss) on investment securities.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Continued

The following table represents the components and the related tax effects allocated to other comprehensive income for the six months ended June 30, 1998:

                                                     Before            Tax              Net of
                                                     Tax               (Expense)        Tax
                                                     Amount            Benefit          Amount
                                                     ------            -------          ------
Net unrealized gains (losses) on
   securities arising during the period              $ 216             $  (87)          $ 129
Less: reclassification adjustment for
   gains realized in net income                      $ 812             $ (327)          $ 485
                                                     -----             ------           -----
Net unrealized gains (losses) on
   securities                                        $(596)            $ (240)          $(356)
                                                     =====             ======           =====

The following table represents components and the related tax effects allocated to other comprehensive income for the six months ended June 30, 1997:

                                                     Before            Tax              Net of
                                                     Tax               (Expense)        Tax
                                                     Amount            Benefit          Amount
                                                     ------            -------          ------
Net unrealized gains (losses) on
   securities arising during the period              $ (866)           $ (354)          $ (511)
Less: reclassification adjustment for
   gains realized in net income                      $  336            $ (138)          $  198
                                                     ------            ------           ------
Net unrealized gains (losses) on
   securities                                        $  530            $ (217)          $  313
                                                     ======            ======           ======

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Corporation). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Corporation's results of operations or its financial position.

NOTE 7.  Establishment of New Subsidiary

On April 23, 1998, the Bank began operation of a new subsidiary, BCIF Financial. The primary function of BCIF Financial is to act as an auto finance sales company. The operation of the new subsidiary had minimal impact on the financial statements of the Corporation for the quarter ended June 30, 1998.

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

                       Second Quarter Ended June 30, 1998

Bancorp Connecticut, Inc. ("the Corporation") is the holding company of Southington Savings Bank (the "Bank"). Since the Bank is the Corporation's sole subsidiary, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank.

Changes in Financial Condition

Federal Funds

Federal funds increased to $10,200,000 on June 30 1998 from $1,500,000 on December 31, 1998 primarily due to a $10 million 4.99% advance from the Federal Loan Bank of Boston in late June to be used to purchase investment securities in July.

Investments

Total investment securities increased from $166,712,000 as of December 31, 1997 to $208,654,000 as of June 30, 1998 primarily due to the implementation of approximately $20 million in leveraging strategies involving the purchase of U.S. Government obligations and agency securities including mortgage participation certificates. The investments were funded by broker repurchase agreements to provide a positive net interest spread. A $12.8 million growth in retail repurchase agreements since the beginning of the year was also primarily invested in these securities. Investment in U.S. Government obligations, mortgage backed securities and mutual funds increased $22,058,000, $15,736,000 and $6,196,000, respectively, from year end 1997.

Bank Premises and Equipment

Bank premises and equipment increased to $4,107,000 on June 30, 1998 as compared to $3,151,000 on December 31, 1997 or 30.3% due to the capitalization of hardware and software costs associated with bringing the Bank's core processing system "in-house" from the current service bureau environment it is operating on. The new core processing system is scheduled be placed in service by month end July 1998.

Deposits

Total deposits increased by $8,397,000 or 2.7% during the first six months of 1998 as compared to December 31, 1997 due to the promotion of the Bank's money fund checking product as well as increases in both consumer and commercial checking accounts.

Borrowings

Federal funds purchased and securities sold under agreements to repurchase increased approximately $30.6 million or 55.4% due to the financing of the above mentioned hedging strategies as well as an increase in retail repurchase agreements. Advances from the Federal Home Loan Bank of Boston also increased $11 million.

Changes in Results of Operation

Earnings

Net income for the quarter ended June 30, 1998 was $1,751,000 as compared to $1,494,000 for the same quarter of 1997, an increase of 17.2%. Increases in net interest income, net investment securities gains and other noninterest income were the primary reasons for the higher earnings. The annualized return on average assets for the quarter ended June 30, 1998 was 1.46% as compared to 1.42% for the quarter ended June 30, 1997.

Net income for the six months ended June 30, 1998 was $3,496,000 as compared to $2,908,000 the same period of 1997, an increase of 20.2%. Increases in net interest income, net investment securities gains and other noninterest income contributed to the higher earnings. The annualized return on average assets for the six months ended June 30, 1998 was 1.48% as compared to 1.39% for the six months ended June 30, 1997. Return on equity also increased to 14.6% as compared to 13.7% for the prior year period.

Net Interest Income

Net interest income increased $233,000 or 5.9% for the second quarter of 1998 as compared to the same quarter of 1997. Interest income increased $652,000 for the second quarter of 1998 primarily from an increase in average interest earning assets of $53,282,000 or 12.9% as compared to the prior year's quarter. The tax equivalent yield on earning assets decreased to 7.71% for the current quarter as compared to 8.12% for the same quarter of 1997. Interest expense increased $419,000 or 10.3%, primarily from a $44,588,000 or 12.5% increase in average interest bearing liabilities as compared to the prior year's quarter. The overall cost of interest bearing liabilities declined to 4.46% for the second quarter of 1998 as compared to 4.55% for the same quarter of 1997.

Net interest income increased $586,000 or 7.6% for the six months ended June 30, 1998 as compared to the same period of 1998. Interest income increased $1,531,000 for the six months ended June 30, 1998 primarily from an increase in average interest earning assets of $51,043,000 or 12.5% as compared to the same period of 1998. The tax equivalent yield on earning assets decreased to 7.78% for the current six month period as compared to 8.03% for the same six month period of 1997. The overall cost of interest bearing liabilities decreased slightly to 4.52% for the first six months of 1998 as compared from 4.53% for the same period of 1997.

Provision for Loan Losses

The provision for loan losses decreased to $68,000 for the second quarter of 1998 as compared to $200,000 for the same quarter of 1997. The decrease is commensurate with the reduction in nonperforming loans to $2,408,000 or .92% of total loans as of June 30, 1998 as compared to $4,149,000 or 1.59% on June 30, 1997.

The allowance for loan losses as a percentage of nonperforming loans was 227.8% as of June 30, 1998 as compared to 185.5% on December 31, 1998. Net loan recoveries for the second quarter of 1998 were $33,000 as compared to charge-offs $23,000 for the same quarter of 1997.

For the six months ended June 30, 1998, the provision for loan losses was $168,000 as compared to $350,000 for the same period in 1997. Net recoveries for the first six months of 1998 totaled $11,000 as compared to net charge-offs of $80,000 for the same period of 1997.

Nonperforming assets decreased to $3,025,000 or .6% of total assets as of June 30, 1998 as compared to $4,039,000 or 1.1% as of December 31, 1997, a decrease of 25.1%. (See note 4 to the unaudited consolidated financial statements.)

Management believes the allowance for loan losses is maintained at a level that is adequate to absorb losses within the loan portfolio. (See notes 3 and 4 to the unaudited consolidated financial statements.)

Other Income

Noninterest income was $962,000 for the second quarter of 1998 as compared to $551,000 for the same quarter of 1997, an increase of 74.6%. The increase was primarily due to net securities gains of $338,000 in the current quarter as compared to $175,000 for the same quarter of 1997. In addition, commissions on brokerage services increased $103,000 or 257.5% primarily from higher sales volume and greater fee retention from a renegotiated contract from the Bank's third party provider. Income from option call premiums also increased to $87,000 as compared to $13,000 for the same quarter of 1997.

Noninterest income for the six month period ended June 30, 1998 was $1,956,000 as compared to $1,036,000 for the same period of 1997, an increase of 88.8%. The increase was primarily due to net securities gains for the current period of $812,000 as compared to $336,000 for the same period of 1997. Commissions on brokerage services increased $166,000 or 291.2% primarily from higher sales volume and greater fee retention from a renegotiated contract from the Bank's third party provider. Income from option call premiums increased $102,000 or 392.3%. Additionally, trust fees increased $71,000 or 34.0% primarily from a higher volume of assets under management and service charges on deposit accounts rose $53,000 or 20.6% primarily from an increase in pricing.

Other Expenses

Noninterest expenses increased by $357,000 or 16.8% for the second quarter of 1998 as compared to the same quarter of 1997. Salaries and employee benefits increased $277,000 or 23.7% during the current quarter as compared to the same quarter of last year due to salaries from the start up of the new auto financing subsidiary of the Bank, BCI Financial, staffing and overtime related to preparation for the conversion to a new core processing system and the addition of the Bank's investment brokerage counselor to the Bank's payroll. Under a previous arrangement, the brokerage counselor's salary had been paid for by the Bank's third party provider of brokerage services. Data processing services increased $39,000 or 23.4% during the quarter due a higher volume of accounts serviced and the conversion to check image processing.

Noninterest expenses increased $686,000 or 16.7% for the six months ended June 30, 1998 as compared to the same period of 1997. Salaries and benefits increased $407,000 or 17.7% on a year to date basis for 1998 as compared to 1997 primarily from the addition of the Bank's brokerage counselor to the payroll, addition of the staff of BCI Financial, data processing conversion costs and an increase in the Bank's profit sharing contribution. Data processing services increased $88,000 or 26.2% due to a higher volume of accounts serviced and the conversion to check image processing. Advertising expenses increased $46,000 or 27.4% as compared to the first six months of the prior year due to promotion of the Bank's demand deposit image statements and money fund checking product. The increase in other expenses for the first six months of 1998 as compared to 1997 included higher consulting fees and printed forms and supplies.

Income Taxes

Estimated income taxes for the second quarter of 1998 were $852,000 as compared to $690,000 for the same quarter of 1997. The increase was primarily due to the generation of income before taxes of $2,603,000 during the second quarter of 1998 as compared to $2,184,000 for the same period of 1997. The effective tax rate for the second quarter of 1998 was 32.7% as compared to 31.6% for the same period of 1997. The increased effective rate for the current quarter reflects the smaller impact that the Federal and State dividends received deduction had on reducing taxable income for the current quarter as compared to the same quarter in 1997.

Estimated income taxes for the six months ended June 30, 1998 were $1,793,000 as compared to $1,379,000 for the same period of 1997. The increase was primarily due to the generation of income before taxes of $5,289,000 during the current six month period as compared to $4,287,000 for the same period of 1997. The effective tax rate for the first six months of 1998 was 33.9% as compared to 32.2% for the same period of 1997.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)(2)
--------------------------------------------------------------------------------


The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                                Three months ended              Three months ended         1998 Compared to 1997
                                                  June 30, 1998                    June 30, 1997         Increase (Decrease) Due to
                                            ---------------------------  ---------------------------- -----------------------------
(dollars in thousands)                       Average            Yield/   Average               Yield/
                                             Balance  Interest   Date    Balance   Interest     Rate   Volume     Rate       Net(1)
                                             -------  --------   ----    -------   --------     ----   ------     ----       ------
ASSETS
Interest-earning assets:
   Loans                                     $260,534  $5,628    8.64%  $254,630     $5,570     8.75%  $128       ($70)        $58
   Taxable investment securities (at cost)    196,261   3,224    6.57%   149,467      2,683     7.18%   784       (243)        541
   Municipal bonds                              3,339      59    7.07%     3,249         55     6.77%     2          2           4
   Federal funds sold                           2,872      40    5.57%     2,790         37     5.30%     1          2           3
   Other interest-earning assets                3,049      38    4.99%     2,637         35     5.31%     5         (2)          3
                                            -----------------           -------------------            ----------------------------

Total interest-earning assets                 466,055   8,989    7.71%   412,773      8,380     8.12%   920       (311)        609
                                            -----------------           -------------------            ----------------------------

Noninterest-earning assets:
 Cash and due from banks                        6,624                      4,992
 Premises and equipment, net                    3,803                      3,060
 Other assets                                   7,395                      5,882
 Less loan loss allowance                      (5,435)                    (5,048)
                                            ----------                  --------

    TOTAL ASSETS                             $478,442                   $421,659
                                            ==========                  ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                    $133,086    $864    2.60%  $114,520       $727     2.54%  $120        $17        $137
 Time deposits                                163,510   2,180    5.33%   172,078      2,332     5.42%  (115)       (37)       (152)
 Mortgagors' escrow deposits                    1,344       9    2.68%     1,348         10     2.97%     0         (1)         (1)
 FHLB of Boston advances                       23,929     338    5.65%    25,001        375     6.00%   (16)       (21)        (37)
 Federal funds purchased and securities
    sold under agreement to repurchase         79,270   1,084    5.47%    43,604        612     5.61%   488        (16)        472
                                            -----------------           --------------------           ----------------------------

Total interest-bearing
     liabilities                              401,139   4,475    4.46%   356,551      4,056     4.55%   477        (58)        419
                                            -----------------           --------------------           ----------------------------

Noninterest-bearing liabilities:
 Demand deposits                               27,514                     21,191
 Other                                          1,644                      1,212

Stockholders' equity                           48,145                     42,705
                                            ----------                  ---------

TOTAL LIABILITIES AND EQUITY                 $478,442                   $421,659
                                            ==========                  =========

Net interest income before Federal
      tax equivalent adjustment                         4,514                         4,324            $443      ($253)       $190
                                                                                                       ============================
Federal tax equivalent adjustment                        (328)                         (371)
                                                      -------                    ----------

Net interest income                                    $4,186                        $3,953
                                                      =======                    ==========

Net interest spread (tax equivalent basis)                       3.25%                          3.57%
                                                                ======                         ======

Net interest margin (tax equivalent basis)                       3.87%                          4.19%
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

                                                      Six months ended             Six months ended        1998 Compared to 1997
                                                       June 30, 1998                 June 30, 1997        Increase (Decrease) Due to
                                             -----------------------------  ----------------------------  --------------------------

(dollars in thousands)                        Average               Yield/   Average              Yield/
                                              Balance    Interest    Rate    Balance    Interest  Rate     Volume     Rate    Net(1)
                                              -------    --------    ----    -------    --------  ------   ------     ----    ------
ASSETS
Interest-earning assets:
   Loans                                       $260,629    $11,248   8.63%  $252,503    $10,938     8.66%   $351    ($41)      $310
   Taxable investment securities                188,094      6,320   6.72%   147,453      5,215     7.07%  1,377    (272)     1,105
    Municipal bonds                               3,340        118   7.07%     3,250        114     7.02%      3       1          4
   Federal funds sold                             5,957        161   5.41%     3,543         93     5.25%     65       3         68
   Other interest-earning assets                  2,773         72   5.19%     3,001         86     5.73%     (6)     (8)       (14)
                                             ----------------------         --------------------           ------------------------

Total interest-earning assets                   460,793     17,919   7.78%   409,750     16,446     8.03%  1,790    (317)     1,473
                                             ----------------------         --------------------           ------------------------

Noninterest-earning assets:
 Cash and due from banks                          6,736                        4,952
 Premises and equipment, net                      3,525                        3,080
 Other assets                                     7,701                        6,166
 Less loan loss allowance                        (5,389)                      (4,976)
                                             -----------                    ---------

    TOTAL ASSETS                               $473,366                     $418,972
                                             ===========                    =========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                      $132,005     $1,798   2.72%  $112,072     $1,410     2.52%   $265     123       $388
 Time deposits                                  165,803      4,419   5.33%   173,071      4,673     5.40%   (194)    (60)      (254)
 Mortgagors' escrow deposits                      1,188         15   2.53%     1,100         15     2.73%      1      (1)         0
 FHLB of Boston advances
     and other borrowings                        23,500        694   5.91%    24,282        748     6.16%    (24)    (30)       (54)
 Securities sold under agreements
     to repurchase                               74,601      2,036   5.46%    43,797      1,171     5.35%    840      25        865
                                             ---------------------          --------------------           ------------------------

Total interest-bearing
     liabilities                                397,097      8,962   4.52%   354,322      8,017     4.53%    888      57        945
                                             ---------------------          --------------------           ------------------------

Noninterest-bearing liabilities:
 Demand deposits                                 26,962                       20,818
 Other                                            1,558                        1,233

Stockholders' equity                             47,749                       42,599
                                             ----------                     ---------

TOTAL LIABILITIES AND EQUITY                   $473,366                     $418,972
                                             ==========                     =========

Net interest income before Federal
      tax equivalent adjustment                             $8,957                       $8,429             $902   ($374)      $528
                                                                                                           ========================
Federal tax equivalent adjustment                             (669)                        (727)
                                                        ----------                   ----------

Net interest income                                          8,288                        7,702
                                                        ==========                   ==========

Net interest spread (tax equivalent basis)                           3.26%                          3.50%
                                                                    =====                           ====

Net interest margin (tax equivalent basis)                           3.89%                          4.11%
                                                                    =====                           ====

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

         a.  Wednesday May 13,1998

         b.  Directors elected at this meeting:
                  Norbert H. Beauchemin
                  Walter J. Hushak
                  Frederick E. Kuhr
                  Joseph J. Laporte

         c. Directors whose term of office as director continued after this meeting:
                  Michael J. Karabin
                  David P. Kelley
                  Ralph G. Mann
                  Anthony S. Pizzitola
                  Andrew J. Meade
                  Frank R. Miller
                  Robert D. Morton
                  Dennis J. Stanek

         c.1. The election of four directors for a three year term who, with the eight directors whose term of office do not expire at this meeting, will constitute the full Board of Directors.

                                                For                 Withheld
                                                ---                 --------
                  Norbert H. Beauchemin          3,546,023          22,057
                  Walter J. Hushak               3,553,615          13,466
                  Frederick E. Kuhr              3,553,003          14,078
                  Joseph J. LaPorte              3,553,107          13,974

         2. The ratification of the appointment of Coopers & Lybrand, L.L.P. as independent accountants for the fiscal year ending December 31, 1998.

                                          For       Against       Abstain
                                          ---       -------       -------
                  Total Votes         3,537,796      4,696        24,589


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


                                             BANCORP CONNECTICUT, INC.
                                        -------------------------------------
                                                    (Registrant)


Date:  August   10 , 1998                By: / s /  Robert D. Morton
       ----------------------                --------------------------------
                                             Robert D. Morton
                                             Its President and Chief Executive
                                             Officer (A duly authorized officer)


Date:  August   10 , 1998                By: / s /  Anthony Priore, Jr.
       ----------------------                --------------------------------
                                             Anthony Priore, Jr.
                                             Its Treasurer and Secretary
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------
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