Form 10-Q
period 1998-09-30
BANCORP CONNECTICUT INC
filed 1998-11-16
CIK 921746

SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998
                                ----------------------------------
                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________   to   __________________

          Commission file number   34-0-25158
                                 -------------------------

                            BANCORP CONNECTICUT, INC.
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                 061394443
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


    121 Main Street, Southington, CT                   06489
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone Number, Including Area Code     860-628-0351
                                                     -----------------

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.              Yes     X             No
                                   ----------            ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, par value $1.00 per share, outstanding on October 30, 1998 was 5,122,268. (Excluding treasury shares)

                            BANCORP CONNECTICUT, INC.

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                             PAGE
-------   ---------------------                                             ----
Item 1.   Financial Statements (unaudited)

          (a)  Consolidated Condensed Balance Sheets - September 30, 1998
                   and December 31, 1997                                     1

          (b)  Consolidated Condensed Statements of Income - Three months
                   and nine months ended September 30, 1998 and 1997         2

          (c)  Consolidated Condensed Statements of Changes in Capital
                   Accounts - nine months ended September 30, 1998 and 1997  4

          (d)  Consolidated Condensed Statements of Cash Flows -
                   nine months ended September 30, 1998 and 1997             5

          (e)  Notes to the Consolidated Condensed Financial Statements -
                   September 30, 1998                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                11


PART II.  OTHER INFORMATION
--------  -----------------
Item 1.   Legal Proceedings                                                 20

Item 2.   Changes in Securities                                             20

Item 3.   Defaults Upon Senior Securities                                   20

Item 4.   Submission of Matters to a Vote of Security Holders               20

Item 5.   Other Information                                                 20

Item 6.   Exhibits and Reports on Form 8-K                                  20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                                           September 30,                    December 31,
                                                                                1998                            1997
                                                                         -------------------             -------------------
                                                                            (unaudited)
Assets:
  Cash and due from banks                                                          $  8,874                        $  7,379
  Federal funds sold                                                                      0                           1,500
                                                                         -------------------             -------------------
                  Cash and cash equivalents                                           8,874                           8,879

  Trading account securities                                                            382                             612

  Investment securities:
    Available-for-sale (at market value)                                            225,926                         166,712

  Loans                                                                             270,621                         261,704
  Less: Allowance for loan losses                                                    (5,534)                         (5,306)
        Deferred loan fees                                                             (859)                           (950)
                                                                         -------------------             -------------------
                                                                                    264,228                         255,448

  Federal Home Loan Bank stock                                                        2,832                           2,094
  Bank premises and equipment                                                         4,607                           3,151
  Accrued income receivable                                                           3,186                           2,760
  Other real estate owned                                                               533                           1,178
  Deferred taxes                                                                      1,928                           1,512
  Other assets                                                                        1,773                             679
                                                                         -------------------             -------------------

                    Total assets                                                   $514,269                        $443,025
                                                                         ===================             ===================

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Demand and  NOW                                                                $ 63,172                        $ 50,698
    Savings                                                                         100,065                          97,506
    Time                                                                            163,805                         169,095
                                                                         -------------------             -------------------
                                                                                    327,042                         317,299

  Advances from Federal Home Loan Bank                                               45,022                          20,630
  Federal funds purchased and securities sold
          under agreements to repurchase                                             89,342                          55,368
  Accrued taxes, expenses and other liabilities                                       3,719                           2,781
                                                                         -------------------             -------------------
                  Total liabilities                                                 465,125                         396,078
                                                                         -------------------             -------------------

Shareholders' Equity:
  Preferred stock                                                                       --                              --
  Common stock                                                                        5,636                           5,612
  Additional paid-in capital                                                         17,317                          17,051
  Retained earnings                                                                  31,133                          28,149
  Accumulated other comprehensive income                                                802                           1,879
  Treasury stock, at cost, 519,498 shares in 1998 and 1997                           (5,744)                         (5,744)
                                                                         -------------------             -------------------
                                                                                     49,144                          46,947
                                                                         -------------------             -------------------
                  Total liabilities and shareholders' equity                       $514,269                        $443,025
                                                                         ===================             ===================

See notes to unaudited consolidated condensed financial statements.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                               ------------------------------------   -----------------------------------

                                                    1998                1997               1998               1997
Interest Income:
  Interest and fees on loans                            $5,629              $5,653            $16,857            $16,575
  Interest and dividends on securities:
    U.S. Government and agency securities                2,260               1,412              6,108              4,281
    Other bonds and notes                                  177                  91                439                211
    Marketable equity securities                           786                 792              2,442              2,405
                                               ----------------    ----------------   ----------------   ----------------
                                                         3,223               2,295              8,989              6,897
  Interest on trading account                                4                   9                  7                 28
  Interest on Federal funds sold                            63                  32                224                125
  Other interest and dividend income                        42                  35                114                102
                                               ----------------    ----------------   ----------------   ----------------
      Total interest income                              8,961               8,024             26,191             23,727
                                               ----------------    ----------------   ----------------   ----------------

Interest Expense:
  Interest on NOW deposits                                 246                 130                697                291
  Interest on savings deposits                             633                 635              1,995              1,899
  Interest on time deposits                              2,148               2,343              6,567              7,016
                                               ----------------    ----------------   ----------------   ----------------
                                                         3,027               3,108              9,259              9,206

  Interest on borrowed funds                             1,737                 944              4,467              2,863
                                               ----------------    ----------------   ----------------   ----------------
      Total interest expense                             4,764               4,052             13,726             12,069
                                               ----------------    ----------------   ----------------   ----------------

      Net interest income                                4,197               3,972             12,465             11,658

Provision for loan losses                                   50                 150                218                500
                                               ----------------    ----------------   ----------------   ----------------

      Net interest income after
           provision for loan losses                     4,147               3,822             12,247             11,158

Other Income:
  Net securities gains                                     354                 268              1,166                604
  Net trading account (loss) gain                         (178)                 24               (137)                74
  Trust fees                                               160                 134                440                343
  Service charges on deposit accounts                      178                 133                504                394
  Other                                                    248                   4                761                200
                                               ----------------    ----------------   ----------------   ----------------
                                                           762                 563              2,734              1,615
                                               ----------------    ----------------   ----------------   ----------------

Other Expenses:
  Salaries and employee benefits                         1,598               1,193              4,298              3,486
  Occupancy                                                129                 121                385                400
  Furniture and equipment expense                          261                 146                504                384
  Data processing                                          166                 142                536                422
  Legal expense                                             43                  42                126                126
  OREO expense                                              17                  (5)                (1)               (23)
  Advertising expense                                      114                  91                328                259
  Other                                                    527                 452              1,462              1,229
                                               ----------------    ----------------   ----------------   ----------------
                                                         2,855               2,182              7,638              6,283
                                               ----------------    ----------------   ----------------   ----------------

      Income before taxes                                2,054               2,203              7,343              6,490

Provision for income taxes                                 525                 696              2,318              2,075
                                               ----------------    ----------------   ----------------   ----------------

      Net income                                        $1,529              $1,507            $ 5,025            $ 4,415
                                               ================    ================   ================   ================

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED
                                   (unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                         September 30,
                                               -------------------------------------------------------------------------
                                                       1998                1997               1998               1997
Basic:
Average shares                                      5,115,183           5,077,022          5,106,080          5,095,344
Net income per share                                    $0.30               $0.30              $0.98              $0.87

Diluted:
Average shares & common stock equivalents           5,538,043           5,462,980          5,555,980          5,430,162
Net income per share                                    $0.28               $0.28              $0.90              $0.81

Cash dividend per share                                $0.135              $0.125             $0.400             $0.338


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

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                             (dollars in thousands)
                                   (unaudited)

                                                                                            ACCUMULATED
                                                                                                OTHER
                                                                                           COMPREHENSIVE
                                                                                                INCOME                     TOTAL
                                                          COMMON     PAID-IN    RETAINED     UNREALIZED    TREASURY    SHAREHOLDERS
                                                          STOCK      CAPITAL     EARNINGS   GAINS(LOSSES)    STOCK         EQUITY
                                                          ------     -------     --------      -------      -------      --------
Balance at December 31, 1996                              $2,768     $19,189     $ 24,609      $   504      ($4,339)      $42,731

  Net income                                                  --          --        4,415           --           --         4,415
  Change in unrealized gains(losses)                          --          --           --          926           --           926
                                                          ------     -------     --------      -------      -------      --------
     Total comprehensive income                               --          --        4,415          926           --         5,341

  Stock options exercised                                     35         416           --           --           --           451
  Cash dividends declared                                     --          --           --           --           --            --
    ($.338 per share)                                         --          --       (1,720)          --           --        (1,720)
  Treasury stock purchased                                    --          --           --           --       (1,405)       (1,405)
  Tax benefits related to common stock                        --          --           --           --           --            --
     option exercises and restricted stock                    --         160           --           --           --           160
                                                          ------     -------     --------      -------      -------      --------

Balance at September 30, 1997                             $2,803     $19,765      $27,304       $1,430      ($5,744)      $45,558
                                                          ======     =======     ========      =======      =======      ========



Balance at December 31, 1997                              $5,612     $17,051      $28,149      $ 1,879      ($5,744)      $46,947

  Net income                                                  --          --        5,025           --           --         5,025
  Change in unrealized gains(losses)                          --          --           --       (1,077)          --        (1,077)
                                                          ------     -------     --------      -------      -------      --------
     Total comprehensive income                               --          --        5,025       (1,077)          --         3,948

  Stock options exercised                                     24         184           --           --           --           208
  Cash dividends declared                                     --          --           --           --           --            --
    ($.40 per share)                                          --          --       (2,041)          --           --        (2,041)
  Tax benefits related to common stock                        --          --           --           --           --            --
     option exercises and restricted stock                    --          82           --           --           --            82
                                                          ------     -------     --------      -------      -------      --------

Balance at September 30, 1998                             $5,636     $17,317      $31,133      $   802      ($5,744)      $49,144
                                                          ======     =======     ========      =======      =======      ========

See notes to unaudited consolidated condensed financial statements

                    BANCORP CONNECTICUT, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                -------------------------------------------
                                                                                      1998                     1997
                                                                                ------------------       ------------------
Cash flows from operating activities:
    Net income                                                                            $ 5,025                  $ 4,415
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation/amortization expense                                                    404                      342
         Deferred income tax provision (benefit)                                              325                     (121)
         Gain on sale of OREO                                                                (123)                    (196)
         Net accretion and amortization of bond
           premium and discount                                                              (475)                      64
         Provision for loan losses                                                            218                      500
         Provision for foreclosed real estate losses                                           53                       94
         Amortization of deferred loan points                                                (220)                    (113)
         Realized gains on available-for-sale securities                                   (1,166)                    (604)
         Net trading account losses (gains)                                                   137                      (74)
         Decrease in trading account                                                           94                    2,308
         Increase in accrued income receivable                                               (426)                    (182)
         Increase (decrease) in accrued expenses payable and
               other liabilities                                                            1,020                      (24)
         Increase in other assets                                                          (1,041)                    (385)
                                                                                ------------------       ------------------

                                  Total adjustments                                        (1,200)                   1,609
                                                                                ------------------       ------------------

        Net cash provided by operating activities                                           3,825                    6,024
                                                                                ------------------       ------------------

Cash flows from investing activities:
    Purchases of securities held-to-maturity                                                   --                   (8,142)
    Purchases of securities available-for-sale                                           (147,584)                 (41,494)
    Proceeds from sales of securities available-for-sale                                   56,481                   31,056
    Proceeds from maturities of securities                                                 13,088                   20,260
    Paydowns on mortgage-backed securities                                                 18,623                    5,772
    Purchases of Federal Home Loan Bank stock                                                (737)                     (55)
    Net increase in loans                                                                  (8,908)                 (11,988)
    Purchases of premises and equipment, net                                               (1,831)                    (152)
    Proceeds from sale of foreclosed real estate, net                                         762                      925
                                                                                ------------------       ------------------

        Net cash used in investing activities                                             (70,106)                  (3,818)
                                                                                ------------------       ------------------

Cash flows from financing activities:
    Net decrease in time deposits                                                          (5,290)                  (4,546)
    Net increase  in other deposits                                                        15,034                    4,954
    Proceeds from borrowings                                                              148,668                   32,361
    Repayment of borrowings                                                              (124,276)                 (25,731)
    Net decrease in Federal funds purchased                                                (2,015)                    (625)
    Net increase (decrease)  in repurchase agreements                                      35,989                   (4,814)
    Repurchase of common stock                                                                 --                   (1,405)
    Proceeds from exercise of stock options                                                   208                      451
    Cash dividends paid                                                                    (2,042)                  (1,720)
                                                                                ------------------       ------------------

        Net cash (used in) provided by financing activities                                66,276                   (1,075)
                                                                                ------------------       ------------------

               Net  (decrease) increase in cash and cash equivalents                           (5)                   1,131
                                                                                ------------------       ------------------

Cash and cash equivalents at beginning of period                                            8,879                    9,336
                                                                                ------------------       ------------------

           Cash and cash equivalents at end of period                                    $  8,874                 $ 10,467
                                                                                ==================       ==================


Schedule of noncash investing and financing activities:
     Change in unrealized loss on investment securities                                   ($1,077)                    $926
     Transfer of loans to other real estate owned                                             131                      158
     Foreclosed real estate sales financed                                                     --                      212

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation


In the opinion of Bancorp Connecticut, Inc. (the "Corporation"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1998 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1998 and 1997. The results of its operations for the periods shown are not necessarily indicative of the results to be expected for the full year.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no impact on net income.

NOTE 2.  Investment Securities

The amortized cost, gross unrealized gains and losses and estimated market values of investment securities as of September 30, 1998 and December 31, 1997 are as follows:

                                                                        Available-for-sale
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized        Unrealized        Unrealized           Market
(000's) September  30, 1998                         Cost             Gains            Losses             Value
-------------------------------------------    --------------   ---------------   ---------------    --------------
United States Government and
    federal agency obligations                       $ 43,903            $  843          $    (9)          $ 44,737
Municipal bonds                                         3,586               118               --              3,704
Mortgage-backed securities                             98,077               688              (49)            98,716
Capital preferred securities                           10,903               154             (204)            10,853
Marketable equity securities                           60,641             1,110           (1,197)            60,554
Mutual funds                                            7,487                --             (125)             7,362
                                                     --------            ------          -------           --------
                                                     $224,597            $2,913          $(1,584)          $225,926
                                                     ========            ======          =======           ========

                                                                        Available-for-sale
                                               --------------------------------------------------------------------
                                                                     Gross             Gross           Estimated
                                                 Amortized         Unrealized       Unrealized           Market
(000's) December 31, 1997                           Cost             Gains            Losses             Value
-------------------------------------------    --------------    --------------   ---------------    --------------
United States Government and
    federal agency obligations                       $ 27,577            $  106          $   (67)          $ 27,616
Municipal bonds                                         3,342                91               (1)             3,432
Mortgage-backed securities                             64,988               574              (66)            65,496
Capital preferred securities                            3,750               303               --              4,053
Marketable equity securities                           59,595             2,319              (99)            61,815
Mutual funds                                            4,314                 9              (23)             4,300
                                                     --------            ------          -------           --------
                                                     $163,566            $3,402          $  (256)          $166,712
                                                     ========            ======          =======           ========


NOTE 3.  Activity in the Allowance for Loan Losses

         (dollars in thousands)                               1998             1997
                                                             ------           ------
         Balance at beginning of year                        $5,306           $4,875
         Provision for loan losses                              218              500
         Charge-offs                                            (85)            (264)
         Recoveries                                              95              142
                                                             ------           ------

         Balance at September 30,                            $5,534           $5,253
                                                             ======           ======


         NOTE 4.  Nonperforming Assets

                                                         September 30,        December 31,
         (dollars in thousands)                               1998              1997
         ----------------------                              ------            ------
         Nonaccrual loans
            Residential real estate                          $1,142           $1,988
            Commercial real estate                               64              258
            Commercial                                          619              387
            Consumer                                            242              228
                                                             ------           ------
                  Total nonaccrual loans                      2,067            2,861
         Accruing loans past due 90 days or more                 37               --
                                                             ------           ------
                  Total nonperforming loans                   2,104            2,861
         Other real estate owned                                533            1,178
                                                             ------           ------
                  Total nonperforming assets                 $2,637           $4,039
                                                             ======           ======
         Nonperforming loans as percentage
                of total loans                                 .78%            1.09%
                                                             ======           ======
         Nonperforming assets as a percentage
                of total assets                                .51%             .91%
                                                             ======           ======

              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 5. Earnings Per Share

Effective December 31, 1997, the Corporation adopted the provisions of Statement of Financial Standards No. 128, "Earnings per Share" ("SAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The statement was effective for financial statements issued for the periods ending after December 15, 1997 and has been applied for all periods presented.

Basic earnings per share is computed using the weighted average common shares outstanding during the period presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the quarterly and nine month periods ended September 30, were as follows:

                                                Quarter ended                     Nine months ended
                                                September 30,                       September 30,
                                           ------------------------            -----------------------
(in thousands)                              1998              1997              1998             1997
                                           ------            ------            ------           ------

Basic                                      5,115             5,077             5,106            5,095
Effect of dilutive stock options             423               386               450              335
                                           -----             -----             -----            -----
Diluted                                    5,538             5,463             5,556            5,430
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

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 6. Continued

The following table represents the components and the related tax effects allocated to other comprehensive income for the nine months ended September 30, 1998:

                                                     Before            Tax              Net of
                                                     Tax               (Expense)        Tax
                                                     Amount            Benefit          Amount
                                                     ------            -------          ------
Net unrealized gains (losses) on
   securities arising during the period              $  (637)          $ 256           $  (381)
Less: reclassification adjustment for
   gains realized in net income                      $ 1,166           $(470)          $   696
                                                     -------           -----           -------
Net unrealized gains (losses) on
   securities                                        $(1,803)          $ 726           $(1,077)
                                                     =======           =====           =======

The following table represents components and the related tax effects allocated to other comprehensive income for the nine months ended September 30, 1997:

                                                     Before            Tax              Net of
                                                     Tax               (Expense)        Tax
                                                     Amount            Benefit          Amount
                                                     ------            -------          ------
Net unrealized gains (losses) on
   securities arising during the period              $ 2,172           $(889)           $ 1,283
Less: reclassification adjustment for
   gains realized in net income                      $   604           $(247)           $   357
                                                     -------           -----            -------
Net unrealized gains (losses) on
   securities                                        $ 1,568           $(642)           $   926
                                                     =======           =====            =======


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

NOTE 7.  Establishment of New Subsidiary

On April 23, 1998, the Bank began operation of a new subsidiary, BCIF Financial. The primary function of BCIF Financial is to act as an auto finance sales company. The operation of the new subsidiary had minimal impact on the financial statements of the Corporation for the three month and nine month periods ended September 30, 1998.










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

                     Third Quarter Ended September 30, 1998


Bancorp Connecticut, Inc. ("the Corporation") is the holding company of Southington Savings Bank (the "Bank"). Since the Bank is the Corporation's sole subsidiary, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank.


Changes in Financial Condition


Investments

Total investment securities increased from $166,712,000 as of December 31, 1997 to $225,926,000 as of September 30, 1998 primarily due to the implementation of approximately $43 million in leveraging strategies involving the purchase of U.
S. Government obligations and agency securities including mortgage participation certificates. The investments were funded by broker repurchase agreements and Federal Home Loan Bank borrowings to provide a positive net interest spread. An $11.6 million growth in retail repurchase agreements since the beginning of the year was also primarily invested in these securities as well as capital trust preferred securities. Investment in U.S. Government obligations and agency securities, mortgage backed securities and capital trust preferred securities increased $16,326,000, $33,089,000 and $7,153,000, respectively from year end 1997.

Loans

Loans increased $8,917,000 or 3.4% during the first nine months of 1998 primarily due to a higher volume of commercial real estate loans originated and loans closed by the Bank's auto loan financing subsidiary, BCI Financial.

Bank Premises and Equipment

Bank premises and equipment increased to $4,607,000 on September 30, 1998 as compared to $3,151,000 on December 31, 1997 or 46.2% due to the capitalization of hardware and software costs associated with bringing the Bank's core processing system "in-house" from the service bureau environment it was operating on. The conversion to the new core processing system was completed in July, 1998. Fixed assets also increased due to leasehold improvements and furniture and equipment costs incurred in the opening of a new branch office in August, 1998.

Deposits

Total deposits increased by $9,743,000 or 3.1% during the first nine months of 1998 as compared to December 31, 1997 due to the promotion of the Bank's money fund checking product as well as increases in both commercial and consumer checking accounts.

Borrowings

Federal funds purchased and securities sold under agreements to repurchase increased approximately $34 million or 61.4% due to the financing of the above mentioned leveraging strategies as well as an increase in retail repurchase agreements. Advances from the Federal Home Loan Bank of Boston also increased $24 million to fund securities growth as well as loan growth.

 .
Changes in Results of Operation

Earnings

Net income for the quarter ended September 30, 1998 was $1,529,000, slightly above the $1,507,000 for the same quarter of 1997. Increases in net interest income and other income were offset by higher expenses associated with the conversion to a new in-house computer system, the opening of a new branch office and the operation of a new auto financing subsidiary. The annualized return on average assets for the quarter ended September 30, 1998 was 1.21% as compared to 1.42% for the quarter ended September 30, 1997.

Net income for the nine months ended September 30, 1998 was $5,025,000 as compared to $4,415,000 the same period of 1997, an increase of 13.8.%. Increases in net interest income, net investment securities gains and other noninterest income contributed to the higher earnings. The annualized return on average assets for the nine months ended September 30, 1998 was 1.38% as compared to 1.40% for the nine months ended September 30, 1997. Return on equity increased to 13.9% as compared to 13.7% for the prior year period.

Net Interest Income

Net interest income increased $225,000 or 5.7% for the third quarter of 1998 as compared to the same quarter of 1997. Interest income increased $937,000 for the third quarter of 1998 primarily from an increase in average interest earning assets of $75,479,000 or 18.3% as compared to the prior year's quarter. The tax equivalent yield on earning assets decreased to 7.60% for the current quarter as compared to 8.10% for the same quarter of 1997. Interest expense increased $712,000 or 17.5%, primarily from a $66,469,000 or 18.8% increase in average interest bearing liabilities as compared to the prior year's quarter. The overall cost of interest bearing liabilities declined to 4.53% for the third quarter of 1998 as compared to 4.58% for the same quarter of 1997.

Net interest income increased $807,000 or 6.9% for the nine months ended September 30, 1998 as compared to the same period of 1998. Interest income increased $2,464,000 for the nine months ended September 30, 1998 primarily from an increase in average interest earning assets of $59,110,000 or 14.4% as compared to the same period of 1998. The tax equivalent yield on earning assets decreased to 7.71% for the current nine month period as compared to 8.04% for the same nine month period of 1997. Interest expense increased $1,657,000 or 13.7% primarily from a $50,727,000 or 14.3% increase in average interest bearing liabilities. The overall cost of interest bearing liabilities decreased slightly to 4.52% for the first nine months of 1998 as compared from 4.54% for the same period of 1997.

Provision for Loan Losses

The provision for loan losses decreased to $50,000 for the third quarter of 1998 as compared to $150,000 for the same quarter of 1997. The decrease is commensurate with the reduction in nonperforming loans to $2,104,000 or .78% of total loans as of September 30, 1998 as compared to $3,685,000 or 1.40% on September 30, 1997. During the quarter, management performed a detailed analysis on all nonperforming loans. Based upon that analysis, management returned to performing status residential real estate mortgages totaling $569,000 that had previously been reported as nonaccrual loans. Each of the mortgage loans have become current or less than 60 days past due, have sufficient collateral to support the remaining principal balance of the loan plus all accrued interest and have, as of recent history, exhibited a sustained period of repayment performance.

Net loan charge-offs for the third quarter of 1998 were $1,000 as compared to net charge-offs of $42,000 for the same quarter of 1997. The allowance for loan losses as a percentage of nonperforming loans rose to 263.0% as compared to 185.5% on December 31, 1997 due to the large decrease in nonperforming loans during the quarter. On September 30, 1998, the reserve for loan losses as a percentage of total loans outstanding was 2.0%, the same percentage as of December 31, 1997.

For the nine months ended September 30, 1998, the provision for loan losses was $218,000 as compared to $500,000 for the same period in 1997. Net recoveries for the first nine months of 1998 totaled $10,000 as compared to net charge-offs of $122,,000 for the same period of 1997.

Nonperforming assets decreased to $2,637,000 or .5% of total assets as of September 30, 1998 as compared to $4,039,000 or .91% as of December 31, 1997, a decrease of 34.7%. (See note 4 to the unaudited consolidated financial statements.)

Management believes the allowance for loan losses is maintained at a level that is adequate to absorb losses within the loan portfolio. (See notes 3 and 4 to the unaudited consolidated financial statements.)

Other Income

Noninterest income was $762,000 for the third quarter of 1998 as compared to $563,000 for the same quarter of 1997, an increase of 35.3%. Net securities gains increased $86,000 or 32.0% in the current quarter as compared to the same quarter of 1997. Due to the decline in the stock market, the Bank had a net trading account loss of $178,000 during the current quarter as compared to a net trading gain of $24,000 for the same quarter of 1997. Income from other sources increased significantly during the quarter. The increase was primarily due to income from call option premiums of $65,000 received during the current quarter as compared to a loss of $98,000 for the same quarter of 1997. In addition, commissions on brokerage services increased $74,000 or 224.2% primarily from higher sales volume and greater fee retention from a renegotiated contract from the Bank's third party provider.

Noninterest income for the nine month period ended September 30, 1998 was $2,734,000 as compared to $1,615,000 for the same period of 1997, an increase of 69.3%. The increase was primarily due to net securities gains for the current period of $1,166,000 as compared to $604,000 for the same period of 1997. Service charges on deposit accounts rose $110,000 or 27.9% primarily from an increase in pricing and trust fees increased $97,000 or 28.3% primarily from a higher volume of assets under management. The rise in other income during the current nine month period was primarily due to the receipt of income from option call premiums which totaled $193,000 as compared to a net loss of $73,000 for the same nine month period of 1997. In addition, commissions on brokerage services increased $240,000 or 266.6% primarily from higher sales volume and greater fee retention from a renegotiated contract from the Bank's third party provider.

Other Expenses

Noninterest expenses increased by $673,000 or 30.8% for the third quarter of 1998 as compared to the same quarter of 1997. Salaries and employee benefits increased $405,000 or 33.9% during the current quarter as compared to the same quarter of last year due to staffing of the new auto financing subsidiary and new retail branch of the Bank which were nonexistent in 1997, additional permanent and temporary staffing and overtime related to the conversion to a new core data processing system and the addition of the Bank's investment brokerage counselor to the Bank's payroll. Under a previous arrangement, the brokerage counselor's salary had been paid for by the Bank's third party provider of brokerage services. Furniture and equipment expenses increased $115,000 or 78.8% primarily from the higher depreciation charges generated from the new computer hardware and software costs from the Bank's going in-house for its core data processing versus a service bureau environment and the complete upgrade of its local area network. Also, as a result of the computer upgrades, the Bank scrapped data processing equipment with a remaining book value of $57,000.

Noninterest expenses increased $1,355,000 or 21.6% for the nine months ended September 30, 1998 as compared to the same period of 1997. Salaries and benefits increased $812,000 or 23.3% on a year to date basis for 1998 as compared to 1997 primarily from the addition of the Bank's brokerage counselor to the payroll, addition of the staff for the new auto financing subsidiary and branch facility, data processing conversion costs and an increase in the Bank's profit sharing contribution. Furniture and equipment expenses increased due to higher depreciation charges and write-off of data processing equipment from the Bank's upgrade to a new in-house core processing system. Outside data processing services increased $ 114,000 or 27.0% due to the conversion to check image processing and proof of deposit. Advertising expenses increased $69,000 or 26.6% as compared to the first nine months of the prior year due to promotion of the Bank's demand deposit image statements and money fund checking product and new branch facility. The increase in other expenses for the first nine months of 1998 as compared to 1997 also included higher consulting fees and printed forms and supplies.

Income Taxes

Estimated income taxes for the third quarter of 1998 were $525,000 as compared to $696,000 for the same quarter of 1997. The decline was primarily due to the receipt of a $242,000 income tax settlement from the state of Connecticut for tax years 1992 through 1994. The decrease was also due to the reduction of income before taxes to $2,054,000 during the second quarter of 1998 from $2,203,000 for the same period of 1997. The effective tax rate for the third quarter of 1998 was 25.6% as compared to 31.6% for the same period of 1997.

Estimated income taxes for the nine months ended September 30, 1998 were $2,318,000 as compared to $2,075,000 for the same period of 1997. The increase was primarily due to the generation of income before taxes of $7,343,000 during the current nine month period as compared to $6,490,000 for the same period of 1997. The effective tax rate for the first nine months of 1998 was 31.6% as compared to 32.0% for the same period of 1997 and benefited from the receipt of the above mentioned tax settlement.

Regulatory Changes

On May 19, 1998, the Connecticut Department of Revenue Services enacted legislation which permits financial services companies, which maintain an office in Connecticut and a minimum of five employees, the authority to create a limited passive investment company (PIC) for the purpose of holding for investment loans secured by real estate free from Connecticut corporation business tax. The regulation is effective for income tax years beginning January 1, 1999. The Bank is currently examining the new regulation to determine its financial impact on the Company. The creation of a " PIC" would result in a decrease in the Bank's deferred Connecticut tax asset as of December 31, 1998 and a corresponding increase to income taxes charged against earnings during the fourth quarter of 1998. Subsequently, for tax years beginning January 1, 1999, Connecticut Corporation income taxes would be significantly reduced.

Year 2000

Project Plan

Management recognizes the major impact the Year 2000 computer chip problem will have on all corporations doing business. The following plan has been implemented to identify critical systems that must be modified to avoid any disruption of daily business. Several of the phases are ongoing concurrently.

Awareness Phase: Management created a Year 2000 project team to develop an overall Year 2000 strategy, provide education to employees and to establish corporate accountability. The awareness phase was completed February 28, 1998.

Risk Assessment Phase: Beginning in March 1998, an assessment of all hardware, software, networks and other processing platforms was performed. Year 2000 problems have been identified and mission critical applications prioritized. In July, 1998, the Company completed the conversion to a new core processing system utilizing Jack Henry & Associates software and IBM AS400 hardware, both of which have been certified Year 2000 compliant. This new data processing solution addresses many of the Bank's mission critical applications. The risk assessment phase includes the development of contingency plans for all mission critical applications. Due to the bankwide effort to convert to the new core processing system, the development of continency plans has lagged behind the original target date. Management expects the risk assessment phase to be completed by December 31, 1998.

Renovation Phase: Management established a December 31, 1998 target date for replacement or modification of the Bank's mission critical internal applications to allow for a full year of testing. This phase was essentially completed ahead of time with the replacement of the core data processing system.

Validation Phase: This phase provides for the testing of hardware, software, interfaces and integration with other systems. It also includes testing and certifying third parties for Year 2000 readiness. The Bank's new core processing system has been certified Year 2000 compliant by the vendors they were acquired from. However, the Bank intends to perform its own independent tests rather than utilize proxy testing results. In addition, the Bank intends to retain the services of an independent party to review overall plan effectiveness and the results of testing. Management expects to complete the validation phase on all critical systems by March 31, 1999.

Implementation Phase: As applications become certified they will be considered to be "placed into service". Management will assess the impact of any system failing the certification tests and will implement the contingency plan developed for that application. The Bank's primary internal technological systems including core processing system, teller equipment and local area network have already been "placed in service". Management expects implementation of all critical systems by June 30, 1999.

 Costs

In 1997, the Bank completed an extensive analysis of its data processing systems and decided to bring its core processing system "in-house" rather than continue the service bureau relationship environment that it had been operating on. The decision to move to an "in-house" solution was primarily based on the improved operating effectiveness, enhanced new product development and expanded management reporting the new system would provide. However, the additional benefit of the decision was the purchase of a mainframe computer, banking software and peripheral devices that have already been certified Year 2000 compliant. The cost of the new software and hardware (which includes all new teller equipment) acquired for the July, 1998 conversion totaled $1,991,000, which was fully funded by internal resources. The cost has been capitalized and is being depreciated over the useful lives of the assets, approximately $437,000 per year.

Due to the recent conversion, the Bank does not expect to incur additional material Year 2000 costs for further equipment replacement. Management expects to incur Year 2000 readiness costs primarily from labor costs in the testing and validation of systems and marketing costs to keep customers informed of Year 2000 progress. Management has budgeted $100,000 for these costs.

 Risks and Contingencies

Based upon a self-assessment of its current Year 2000 readiness, management believes that the greatest Year 2000 uncertainties and exposures are not within its own technological systems but within its third party vendor relationships and its commercial borrowers.

To date, the Bank has devoted the majority of its efforts to convert to the new core processing system. When the validation phase of the Year 2000 plan is completed on March 31, 1999, significant third party vender exposures will have been identified and contingency plans developed to reduce those exposures.

The Bank has performed mailings to its larger commercial borrowers. These mailings included Year 2000 thought provoking information and a questionnaire to be completed by the borrower so that the Bank could analyze individual responses to critical issues. In addition, the Bank is in the process of randomly selecting and contacting an appropriate number of borrowers with smaller overall relationships. This should address a mixture of various sized relationships within the entire commercial portfolio. Risk data as to what the borrower is doing to ensure Year 2000 compliance will be collected and will include the following assessments: technological capabilities, external vendors, communications equipment, disaster recovery plans and other operating systems.

The Bank is also subject to the safety and soundness standards for Year 2000 readiness established by the Federal Deposit Insurance Corporation and the State of Connecticut Banking Department and has completed two examinations by these agencies to date. Management believes it will be able to comply with all standards set forth by the regulatory agencies.

Average Balances, Interest, Yields and Rates (Fully Taxable Equivalent Basis)(2)
--------------------------------------------------------------------------------

The following table presents daily average statements of condition, which include nonaccrual loans, the components of net interest income and selected statistical data on a fully taxable equivalent basis.

                                                 Three months ended           Three months ended            1998 Compared to 1997
                                                 September 30, 1998           September 30, 1997          Increase (Decrease) Due to
                                             ----------------------------  ---------------------------    --------------------------
(dollars in thousands)                       Average               Yield/  Average               Yield/
                                             Balance   Interest    Rate    Balance   Interest     Rate     Volume   Rate     Net(1)
ASSETS
Interest-earning assets:
   Loans                                     $263,905   $5,629      8.53%  $261,130   $5,653      8.66%    $   60   ($ 84)   ($ 24)
   Taxable investment securities (at cost)    213,426    3,483      6.53%   143,462    2,585      7.21%     1,161    (263)     898
   Municipal bonds                              3,514       62      7.06%     3,305       58      7.02%         4       0        4
   Federal funds sold                           4,706       63      5.35%     2,303       32      5.56%        32      (1)      31
   Other interest-earning assets                3,269       48      5.87%     3,141       46      5.86%         2       0        2
                                             -----------------             -----------------                ----------------------

Total interest-earning assets                 488,820    9,285      7.60%   413,341    8,374      8.10%     1,259    (348)     911
                                             -----------------             -----------------                ----------------------

Noninterest-earning assets:
 Cash and due from banks                        9,220                         5,670
 Premises and equipment, net                    4,411                         2,989
 Other assets                                   7,892                         6,271
 Less loan loss allowance                      (5,503)                       (5,201)
                                             --------                      --------
    TOTAL ASSETS                             $504,840                      $423,070
                                             ========                      ========


LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                    $132,281   $  879      2.66%  $116,618   $  765      2.62%     $ 104    $ 10    $ 114
 Time deposits                                160,911    2,148      5.34%   170,963    2,343      5.48%      (135)    (60)    (195)
 FHLB of Boston advances                       41,152      560      5.44%    27,367      414      6.05%       191     (45)     146
 Federal funds purchased and securities
  sold under agreements to repurchase          86,268    1,177      5.46%    39,195      529      5.40%       642       6      648
                                             -----------------             -----------------                ----------------------
Total interest-bearing
     liabilities                              420,612    4,764      4.53%   354,143    4,051      4.58%       802     (89)     713
                                             -----------------             -----------------                ----------------------

Noninterest-bearing liabilities:
 Demand deposits                               32,319                        23,663
 Other                                          2,928                         1,174

Stockholders' equity                           48,981                        44,090
                                             --------                      --------

TOTAL LIABILITIES AND EQUITY                 $504,840                      $423,070
                                             ========                      ========


Net interest income before Federal
      tax equivalent adjustment                          4,521                         4,323                 $457    ($259)   $198
                                                                                                            ======================
Federal tax equivalent adjustment                         (324)                         (351)
                                                      --------                      --------

Net interest income                                     $4,197                        $3,972
                                                      ========                      ========

Net interest spread (tax equivalent basis)                           3.07%                        3.52%
                                                                     ====                         ====

Net interest margin (tax equivalent basis)                           3.70%                        4.18%
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

                                                  Nine months ended            Nine months ended          1998 Compared to 1997
                                                 September 30, 1998           September 30, 1997        Increase (Decrease) Due to
                                             ----------------------------  ---------------------------  --------------------------
(dollars in thousands)                       Average               Yield/  Average              Yield/
                                             Balance   Interest    Rate    Balance   Interest    Rate    Volume     Rate     Net(1)
ASSETS
Interest-earning assets:
   Loans                                      $261,744   $16,857   8.59%    $255,421 $16,575     8.65%   $   408    ($126)  $   282
   Taxable investment securities               196,631     9,799   6.64%     146,276   7,779     7.09%     2,535     (515)    2,020
   Municipal bonds                               3,399       180   7.06%       3,268     172     7.02%         7        1         8
   Federal funds sold                            5,535       224   5.40%       3,125     125     5.33%        98        1        99
   Other interest-earning assets                 2,940       128   5.80%       3,049     137     5.99%        (5)      (4)       (9)
                                             -------------------           -----------------             --------------------------

Total interest-earning assets                  470,249    27,188   7.71%     411,139  24,788     8.04%     3,043     (643)    2,400
                                             -------------------           -----------------              -------------------------

Noninterest-earning assets:
 Cash and due from banks                         7,575                         5,228
 Premises and equipment, net                     3,823                         3,049
 Other assets                                    7,819                         5,989
 Less loan loss allowance                       (5,428)                       (5,052)
                                             ---------                     ---------

    TOTAL ASSETS                              $484,038                      $420,353
                                             =========                     =========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
 NOW and savings deposits                     $132,853   $ 2,692   2.70%    $114,333  $2,190     2.55%     $ 370      132     $ 502
 Time deposits                                 164,155     6,567   5.33%     172,361   7,016     5.43%      (330)    (119)     (449)
 FHLB of Boston advances                        29,449     1,253   5.67%      25,322   1,136     5.98%       178      (61)      117
 Federal funds purchased and securities
   sold under agreements to repurchase          78,532     3,214   5.46%      42,246   1,727     5.45%     1,485        2     1,487
                                             -------------------           -----------------              -------------------------

Total interest-bearing
     liabilities                               404,989    13,726   4.52%     354,262  12,069     4.54%     1,703      (46)    1,657
                                             -------------------           -----------------              -------------------------

Noninterest-bearing liabilities:
 Demand deposits                                28,796                        21,777
 Other                                           2,023                         1,213

Stockholders' equity                            48,230                        43,101
                                             ---------                     ---------

TOTAL LIABILITIES AND EQUITY                  $484,038                      $420,353
                                             =========                     =========

Net interest income before Federal
      tax equivalent adjustment                          $13,462                     $12,719             $ 1,340    ($597)  $   743
                                                                                                         ==========================
Federal tax equivalent adjustment                           (997)                     (1,061)
                                                       ---------                     -------

Net interest income                                      $12,465                     $11,658
                                                       =========                     =======

Net interest spread (tax equivalent basis)                         3.19%                         3.50%
                                                                   ====                          ====

Net interest margin (tax equivalent basis)                         3.82%                         4.12%
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

               27            Financial Data Schedule.

         (b) Reports on Form 8-K.

         The Registrant did not file any Report on Form 8-K during the third quarter of 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BANCORP CONNECTICUT, INC.
                                         ------------------------------------
                                                    (Registrant)



Date:   November 12, 1998                By: / s /  Robert D. Morton
        ---------------------                --------------------------------
                                             Robert D. Morton
                                             Its President and Chief Executive
                                             Officer (A duly authorized officer)



Date:   November 12, 1998                By: / s /  Anthony Priore, Jr.
        ---------------------                --------------------------------
                                             Anthony Priore, Jr.
                                             Its Treasurer and Secretary
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
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