Form 10-K
period 1998-12-31
BANCORP CONNECTICUT INC
filed 1999-03-30
CIK 921746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to  ____________________

                        Commission File Number 34-0-25158
                                               ----------

                            BANCORP CONNECTICUT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                                061394443
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)



121 Main Street, Southington, CT                                    06489
------------------------------------                          -----------------
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

                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of Bancorp Connecticut, Inc. (4,798,556 shares) totaled $64,780,506 (based upon the closing price of $13.50 per share as quoted on the Nasdaq National Market tier of The Nasdaq Stock Market) on March 24, 1999.

         5,193,948 shares of Bancorp Connecticut, Inc. Common Stock were outstanding at March 24, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following documents and information are incorporated by reference herein to the extent indicated under the appropriate item:

         (1) The annual report to shareholders of Bancorp Connecticut, Inc., for the fiscal year ended December 31, 1998 (hereinafter referred to as the "1998 Annual Report"); and

         (2) Management's definitive proxy statement in connection with the 1999 annual meeting of the shareholders of Bancorp Connecticut, Inc. (hereinafter referred to as the "1999 Proxy Statement").

                                     PART I


ITEM 1 - BUSINESS.
------------------

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

         GENERAL
         -------

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

         The Bank's primary market area consists of the Town of Southington, Connecticut and, to a lesser extent, the contiguous Towns of Bristol, Cheshire and Plainville. In addition, the Bank extended its market to the Wallingford area when it opened a branch office in Wallingford on August 3, 1998. Southington is located approximately 18 miles from Hartford, 25 miles from New Haven and 9 miles from Waterbury. Wallingford is contiguous to the City of Meriden, which borders Southington to the south.

         The Bank's principal business consists of attracting and accepting deposits from the general public and investing those deposits, together with funds generated by fees and other income, in various types of loans and investments, including residential loans, consumer loans, commercial loans and securities.

         The Bank's business strategy is to operate primarily as an innovative full-service community financial institution, offering a wide range of consumer and commercial services. These services include checking accounts, NOW accounts, regular savings accounts, money market accounts, individual retirement accounts, savings certificates, commercial demand deposit accounts, residential real estate loans, home equity loans and lines of credit, consumer loans, secured and unsecured commercial loans and lines of credit, letters of credit, credit card services and cash management services. The Bank makes available Savings Bank Life Insurance ("SBLI"). The Bank has a trust department that provides trust services for families and individuals, as well as corporate pension and employee benefits administration. The Bank provides investment brokerage and insurance services through Infinex Financial Group, Inc. and its affiliates. Investment products such as mutual funds, tax exempt securities and individual stocks and bonds are provided through Infinex Investment Group, an independent broker-dealer. Insurance products such as annuities are provided through Infinex Insurance Group, an independently licensed insurance agency.

         The main focus of the Bank's lending activities is the origination of commercial and industrial loans, consumer loans and residential mortgage loans. The Bank also makes auto loans and student loans. In recent years, the Bank has concentrated its efforts on increasing the percentage of commercial and consumer loans within its loan portfolio. Commercial loans consist primarily of lines of credit with interest rates tied to the prime rate and fixed rate, fixed term loans. Commercial real estate loans are primarily first mortgage loans with adjustable rates. Consumer loan originations have been primarily fixed rate home equity loans with maximum terms of 10 years or less. The Bank also offers home equity lines of credit that have interest rates tied to the prime lending rate. Within the last three years, the Bank's primary residential mortgage product has been a loan with a rate fixed for an initial term of 3, 5, 7, or 10 years which adjusts annually thereafter. In the future, the Bank expects to place a greater emphasis on the growth of its commercial loan portfolio.

         The Bank has procedures in place to sell selected fixed rate residential mortgages into the secondary mortgage market. The sale of fixed rate mortgages allows the Bank to generate both a higher volume of fixed rate mortgages without impairing its asset/liability management and provide additional fee income. During 1998, the Bank continued to supplement its own loan originations by purchasing automobile loans from BCIF Financial Corporation ("BCIFC"), a majority-owned subsidiary of the Bank that was formed on March 9, 1998 to originate indirect automobile loans for sale to the Bank and other financial institutions. In addition, the Bank continued to purchase the guaranteed portion of Small Business Administration loans.

         The principal sources of funds for the Bank's activities are deposit accounts, amortization and prepayment of loans, borrowings from the FHLB of Boston, reverse repurchase agreements and funds provided from operations. The Bank's principal sources of income are interest on loans and interest and dividends on investment securities. In recent years, the Bank also has realized income from the sale of loans and investment securities. To a lesser extent, the Bank realizes other non-interest income, including income from service charges on deposit accounts, income from trust and brokerage services and income from SBLI sales.

         The Bank conducts its banking operations through four full service offices, one limited purpose branch, one drive-in center, and one mortgage origination office. All of the foregoing offices and branches are located in Southington, except for one branch that is located in Wallingford. As of February 28, 1999, the Bank had 101 full-time employees and 52 part-time employees. The Company has no paid employees.

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

         The Bank has not engaged in material research activities relating to the development of new services or the improvement of existing banking services during the past two years. However, during that time, the Bank's officers and employees continually have engaged in marketing activities, including evaluation and development of new services. During 1998, the Bank made investments in its new Wallingford branch office and BCIFC. The Bank's initial investments in the Wallingford branch and in BCIFC were approximately $151,000 and $200,000, respectively. The investment in Wallingford consisted of leasehold improvements and equipment and the initial investment of $200,000 in BCIFC represented an 80% ownership interest.

         In 1998, the Bank moved its core processing system "in house" rather than continue the service bureau environment it had been operating on. The new system is expected to provide operating efficiencies, expand management reporting and enhance new product development. The cost of the new software and hardware, which included the replacement of all teller terminals, was approximately $1,440,000. This cost is being capitalized and depreciated over the useful life of the equipment. The annual cost of operating the new core system is approximately the same as the prior outsourcing arrangement.

         In 1998, the Bank formed a passive investment company, SSB Mortgage Corporation, to take advantage of changes in Connecticut state tax statutes, which will serve to lower the Company's effective tax rate beginning in 1999.

         The Bank's business is not seasonal. Based upon the Bank's present business activities, compliance with Federal, State and local provisions regulating the discharge of materials into the environment will not materially affect the Bank's or the Company's capital expenditures, earnings or competitive position.

         COMPETITION
         -----------

         The banking business in Southington and in the other markets the Bank serves, and in Connecticut generally, is highly competitive. Intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced such institutions to continue to diversify their services, increase returns on deposits and become more cost effective.

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

         Competition for loans comes from other savings banks, commercial banks, savings and loan associations, insurance companies, consumer finance companies, mortgage companies, credit unions and other lending institutions located throughout the United States. Recent proposed and completed banking combinations in New England have increased and will increase the resources of several major banks and other financial institutions that operate many offices over a wide geographic area, including the Bank's primary market area. Because of their greater capitalization, these other institutions have substantially higher lending limits than the Bank. The Bank competes for loan originations through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

         The Bank's market area is served by a significant number of financial institutions, with eight offices (not including the Bank's three offices) of banking institutions and credit unions in Southington alone. At December 31, 1998, there were approximately forty-one mortgage lenders operating in the towns of Southington, Bristol, Cheshire, Plainville and Wallingford.

         In addition, recent Federal and Connecticut legislation likely will further increase competition for deposits and loans in the Bank's primary market area. Effective June 1, 1997, unless a state prohibited before such date all interstate mergers, Federal law generally permits interstate mergers between banks. States may also have "opted-in" and permitted such mergers prior to June 1, 1997. Finally, Federal law permits banks to branch into other states if a state "opts-in" to this arrangement. In 1997, a Federal law was enacted which provides that an insured state bank that establishes a branch in a host state may conduct any activity at such branch that is permissible under the laws of the home state of such bank, to the extent such activity is permissible either for a bank chartered by the host state or for a branch in the host state of an out-of-state national bank.

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

         Legislation is also currently pending in the U.S. Congress that would allow broad new affiliations among banks, securities companies and insurance firms. If passed and signed into law by the President, such legislation is likely to significantly increase competition among firms in the financial services industry.

         REGULATION AND SUPERVISION
         --------------------------

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

         In 1996, legislation was enacted which requires the board of directors of each Connecticut bank to adopt annually and to periodically review an investment policy governing investments by such bank, which policy must establish standards for the making of prudent investments. In addition, Connecticut law now permits Connecticut banks to sell fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner.

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

         Legislation enacted in 1997 and 1998 (i) permits, subject to certain limitations, Connecticut banks to sell insurance, directly or indirectly; (ii) allows the organization of community banks with a minimum equity capital of $3 million (as opposed to the current $5 million for other Connecticut banks); and
(iii) permits out-of-state trust companies to establish and maintain offices in Connecticut with the approval of the Banking Commissioner, provided there is reciprocity in the home state's laws.

         Connecticut legislation proposed in 1999 would (i) eliminate the requirement of a community reinvestment plan as part of the branching application process for certain banks which are well-capitalized and meet other requirements; (ii) authorize a new form of Connecticut bank to be known as an uninsured bank (i.e., one that does not accept retail deposits and for which insurance of deposits by the FDIC is not required); and (iii) authorize Connecticut banks to engage in certain closely related activities and activities permitted under federal law for federally chartered banks.

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

         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in September 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Under this system, for the first six months and the second six months of 1998, insurance premiums for all banks varied between 0.0% and .27% of total deposits, depending upon the capital level and supervisory rating of the institution. The FDIC has stated that it will reevaluate the adequacy of its assessment schedule every six months, and the FDIC may increase or decrease premium levels by up to 5 basis points each six months.

         The Deposit Insurance Funds Act of 1996 also authorizes the Financing Corporation ("FICO") to levy assessments on Bank Insurance Fund ("BIF") -assessable deposits and stipulates that, from 1997 to 1999, the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The FICO rate for the Bank is not tied to FDIC risk classification. The FICO BIF annual rate for the first half of 1999 is
1.22 basis points.

         Under the FDIC's risk-based capital requirements, each FDIC-insured bank is required to maintain minimum levels of "capital" based on the institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of the allowance for loan losses (subject to certain limitations), unrealized gains on certain equity securities (subject to certain limitations), and certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the FDIC regulations, the greater the risk associated with an asset, the greater the amount of such assets that will be subject to the capital requirements. Effective January 1, 1998, those banks whose trading activities equal 10% or more of total assets or $1 billion or more must incorporate capital charges for certain market risks into the risk-based capital ratio. All FDIC-insured banks are required to maintain their capital at or above certain minimum ratios. At December 31, 1998, the Bank's capital exceeded these minimums. See "Management's Discussion and Analysis-Liquidity and

Capital Resources" in the 1998 Annual Report for a more detailed description of these requirements and the Bank's capital position at December 31, 1998.

         In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. Under regulatory definitions, an institution is considered "well capitalized" (the highest rating) if its leverage capital ratio is 5% or higher, its Tier 1 risk-based capital ratio is 6% or higher, its total risk-based capital ratio is 10% or higher and it is not subject to certain regulatory orders. On December 31, 1998, the Bank had a leverage capital ratio of 9.5%, a Tier 1 risk-based capital ratio of 16.0% and a total risk-based capital ratio of 17.3%. At December 31, 1998, the Bank was not subject to any regulatory order.

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

         The FDIC regulations that implement FDICIA generally require an insured state bank to obtain the FDIC's prior consent before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless one of the exceptions contained in the regulation applies. The Company does not believe that this regulation has had or will have a material impact on the business of the Bank.

         Effective January 1, 1999, the FDIC regulations governing the activities and investments of insured state banks were substantially revised and updated. The new regulations provide the framework for which certain state-chartered banks or their majority-owned subsidiaries may engage in activities that are not permissible for national banks or their subsidiaries. All contemplated activities must still be permitted by state law. However, if an activity or equity investment is permissible under state law, the new regulations allow the FDIC to move more expeditiously on requests. Subject to appropriate separations and limitations, the activities that may be conducted through a majority-owned subsidiary under the expedited notice processing criteria are real estate investment and securities underwriting.

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

         FEDERAL RESERVE SYSTEM REGULATION

         Under the regulations of the Federal Reserve System, depository institutions such as the Bank are required to maintain reserves against their transaction accounts. During 1998, these regulations generally required the maintenance of reserves of 3.0% against transaction accounts of $47.8 million or less and 10.0% of the amount of such accounts in excess of such amount. In December 1998, the Federal Reserve Board decreased the amount of transaction accounts subject to the reserve requirement ratio of 3% from $47.8 million to $46.5 million. These amounts and percentages are subject to further adjustment by the Federal Reserve Board.

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

         The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 1998, the Company was in full compliance with all applicable capital requirements, and management believes that the Company will maintain such compliance.

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

         Under the BHCA, the Company, the Bank and any other subsidiaries generally are prohibited from engaging in certain reciprocal arrangements in connection with any extension of credit or provision of any property or services. The 1997 Amendments contain significant amendments to the Federal Reserve Board's rules regarding tying arrangements. The 1997 Amendments remove certain Federal Reserve Board-imposed tying restrictions on bank holding companies and their non-bank subsidiaries and create exceptions from the statutory restrictions on bank tying arrangements to allow banks greater flexibility to package products with their affiliates. These changes contained in the 1997 Amendments are designed to enhance competitiveness in banking and non-banking products.

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

         EFFECT OF GOVERNMENTAL POLICY

         Banking is a business that depends on interest rate differentials. One of the most significant factors affecting the Company's and the Bank's earnings is the difference between (1) the interest rates paid by the Bank on its deposits and its other borrowings and (2) the interest rates received by the Bank on loans extended to its customers and securities held in the Bank's investment portfolio. The value and yields of the Bank's assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Federal Reserve Board, that implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted.

         Effective January 1, 1995, Connecticut's banking laws were recodified. The recodification generally combined and made uniform numerous provisions concerning the organization, administration and powers of the various types of Connecticut-chartered banks. In so doing, it permitted, for the first time, interstate mergers and asset acquisitions between state-chartered commercial banks. It also liberalized the ability of out-of-state banks to make loans in Connecticut. The recodification has increased competition.

         The present bank regulatory climate is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been significant regulatory change in the regulation and operations of savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. Partly as a result of these changes, banks are competing actively with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial service enterprises. The impact of these changes in the regulatory climate ultimately has resulted in downward pressure on the Bank's net interest margin, the magnitude of which is not possible to assess. Although the decline in interest rates and the flattening of the yield curve have negatively impacted the Bank's net interest margin, the heightened competition, due in part to the changes in regulation, has hastened the decline in the yields on earning assets, particularly loans, while the rates paid on certain deposits have increased or not fallen as fast as earning asset yields.

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

         REGIONAL ECONOMY
         ----------------

         In 1998, the state of Connecticut had modest economic growth. The relatively flat U.S. Treasury yield curve and increased competition for both commercial and consumer loans placed downward pressure on net interest margins, partially offsetting a modest increase in loan growth and fee income. Currently, the flat yield curve and heightened competition is expected to place downward pressure on net interest margins. In addition, banking institutions must deal with continued business consolidation in the Connecticut market and continued strict bank regulation.


ITEM 2 - PROPERTIES.
--------------------

         The following table sets forth the location of the Bank's branch offices and other related information:

OFFICE                  LOCATION                                          STATUS
------                  --------                                          ------

Main Office             121 Main St., Southington, CT                     Owned

Queen Corner Office     900 Queen St., Southington, CT                    Owned

South End Office        921 Meriden Waterbury Tpke., Southington, CT      Owned

Drive-In Center         30 Berlin Ave., Southington, CT                   Owned

Wallingford Office      950 North Colony Road, Wallingford, CT            Leased

         The Bank leases approximately 1,580 square feet at 950 North Colony Road, Wallingford, Connecticut to house its new Wallingford branch office. The lease has an expiration date of March 31, 2008, with an option to extend the lease for five years.

         Since January 1995, the Bank has operated a limited purpose branch banking facility at Southington High School, which is located at 720 Pleasant Street, Southington, Connecticut. The High School Branch processes only deposits and withdrawals and is open only during school hours. This branch is operated on a cooperative basis: the Bank supplies management and equipment, the Town of Southington provides the required space, and students staff the branch. The Bank believes that the High School Branch is the only branch bank of its kind in the State of Connecticut.

         The Bank leases approximately 6,591 square feet at 98 Main Street in Southington to house the administrative offices of its audit, human resources, marketing, finance, managed assets, consumer banking, deposit services, and information systems divisions. The lease had an original expiration date of December 31, 1997, with an option to extend the lease for four 6-month periods. The Bank has exercised its option to extend the lease until June 30, 1999.

         The Bank leases approximately 1,200 square feet at 188 North Main Street in Southington for its residential mortgage origination function. The lease has an expiration date of October 31, 1998, with an option to extend the lease for three one-year periods. The Bank has exercised its option to extend the lease until October 31, 1999.

         The Bank leases sufficient space at 55 Meriden Avenue in Southington (Bradley Memorial Hospital) to support a free standing automatic teller machine. The lease has an expiration date of July 31, 2000, with no option to extend the lease.

         The Bank owns an approximately 35,000 square foot lot located at 918 Meriden-Waterbury Turnpike, which is adjacent to the Bank's South End office. The lot is undeveloped.

         The Bank also owns and is holding for future expansion two separate properties both located adjacent to its Main Office parking facilities. The properties consist of a residential home on an approximately 10,500 square foot lot located at 50 Berlin Avenue, and an approximately 14,800 square foot undeveloped lot located at 31 Vermont Avenue. The Bank uses the residential home at 50 Berlin Avenue as a storage facility for office supplies.

         In the first quarter of 1998, the Bank sold a two-family residential home on an approximately 11,600 square foot lot located at 43-45 Vermont Avenue that was originally purchased for future expansion.


ITEM 3 - LEGAL PROCEEDINGS.
---------------------------

         Neither the Company nor the Bank is presently a party to any legal proceedings the adverse outcome of which would likely have, in management's belief, a material effect on the Company's or the Bank's financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         During the fourth quarter of 1998, no matter was submitted to a vote of shareholders of the Company.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------------------------------------------------------------------------------

         The Company's Common Stock has been issued and outstanding since November 17, 1994, when the Company acquired all of the Bank's outstanding common stock in a one-for-one exchange with the Bank's existing shareholders. As of March 24, 1999, 5,193,948 shares of Common Stock were issued and outstanding and were held by approximately 1,790 shareholders of record.

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Market tier of The National Association of Securities Dealers Automated Quotation ("Nasdaq") Stock Market under the symbol "BKCT." Quarterly high and low bid prices for 1997 and 1998 are included in the 1998 Annual Report under the heading "Market Price and Dividends" and are incorporated herein by reference. Such bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

         The Bank has paid consecutive quarterly cash dividends since the quarter ended December 31, 1992. The Company paid its first quarterly dividend during the quarter ended March 31, 1995. No assurances can be given that further dividends will be paid or approved. Dividend history for the Company from January 1, 1997 through December 31, 1998 is included in the 1998 Annual Report under the heading "Market Price and Dividends" and is incorporated herein by reference. The Bank also paid a 20% stock dividend on June 1, 1993, a 6-for-5 stock split effected in the form of a stock dividend on June 19, 1996, and a 2-for-1 stock split effected in the form of a stock dividend on December 1, 1997.

ITEM 6 - SELECTED FINANCIAL DATA.
---------------------------------

         The required information is included in the 1998 Annual Report under the heading "Selected Consolidated Financial Data," and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

         The required information is included in the 1998 Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

         The required information is included in the 1998 Annual Report under the heading "Management's Discussion and Analysis - Asset/Liability Management and Market Risk" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

         The report of the Company's independent accountants and the Company's Consolidated Statements of Condition at December 31, 1998 and 1997, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998, and the Notes to Consolidated Financial Statements appear in the 1998 Annual Report and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         Not applicable.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

         The required information is included in the 1999 Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.
---------------------------------

         The required information is included in the 1999 Proxy Statement under the heading "Election of Directors - Executive Compensation" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

         As of February 28, 1999, there were no persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company who may be deemed to own beneficially more than 5% of the Common Stock.

         Certain other required information under this item is included in the 1999 Proxy Statement under the heading "Election of Directors - Stock Ownership of Directors and Officers" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

         The required information is included in the 1999 Proxy Statement under the headings "Election of Directors - Transactions With Management", "- Certain Business Relationships", "Indebtedness of Management and Others" and
"- Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)      The following documents are filed as part of this report.

         (1)      Financial Statements
                  --------------------

                  The following documents filed as part of this report are incorporated herein by reference from the indicated pages of the 1998 Annual Report.

                  Financial Statement                              Page or Pages
                  -------------------                              -------------

                  Report of Independent Accountants                     21
                  Consolidated Statements of Condition                  22
                  Consolidated Statements of Income                     23
                  Consolidated Statements of Shareholders' Equity       24
                  Consolidated Statements of Cash Flows                 25
                  Notes to Consolidated Financial Statements            26-39

         (2)      Financial Statement Schedules
                  -----------------------------

                  Information required to be included in all schedules to the Company's Consolidated Financial Statements is included in the 1998 Annual Report or is not required under the related instructions or is inapplicable and therefore has been omitted.

         (3)      Exhibits
                  --------

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

                  10.7* Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998)

                  13.1             Annual Report to Security Holders

                  21               Subsidiaries of Registrant

                  24               Power of Attorney

                  27               1998 Financial Data Schedule

                  99               1999 Proxy Statement




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

(b) The Company did not file any Report on Form 8-K during the last quarter of 1998.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANCORP CONNECTICUT, INC.
                                       --------------------------------
                                            (Registrant)



Date:  March 30, 1999                  By: /s/ Robert D. Morton
                                           ----------------------------
                                           Robert D. Morton
                                           Its President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLE                              DATE


/s/ Robert D. Morton           President,                         March 30, 1999
-------------------------      Chief Executive
Robert D. Morton               Officer and Director
                               (Principal Executive Officer)

/s/ Wayne F. Patenaude         Treasurer and                      March 30, 1999
-------------------------      Secretary (Principal
Wayne F. Patenaude             Financial Officer and
                               Principal Accounting Officer)


Norbert H. Beauchemin*         Director                           March 30, 1999
-------------------------
Norbert H. Beauchemin


Walter J. Hushak*              Director                           March 30, 1999
-------------------------
Walter J. Hushak


Michael J. Karabin*            Director                           March 30, 1999
-------------------------
Michael J. Karabin

David P. Kelley*               Director                           March 30, 1999
-------------------------
David P. Kelley


Frederick E. Kuhr*             Director                           March 30, 1999
-------------------------
Frederick E. Kuhr


Joseph J. Laporte*             Director                           March 30, 1999
-------------------------
Joseph J. LaPorte


                               Director
-------------------------
Ralph G. Mann


Andrew J. Meade*               Director                           March 30, 1999
-------------------------
Andrew J. Meade


Frank R. Miller*               Director                           March 30, 1999
-------------------------
Frank R. Miller


Anthony S. Pizzitola*          Director                           March 30, 1999
-------------------------
Anthony S. Pizzitola


Dennis J. Stanek*              Director                           March 30, 1999
-------------------------
Dennis J. Stanek




*By: /s/ Robert D. Morton
     ------------------------
       Robert D. Morton
       Attorney-in-fact

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

10.7*          Southington Savings Bank Supplemental Executive
               Retirement Plan (effective December 21, 1998)

13.1           Annual Report to Security Holders

21             Subsidiaries of Registrant

24             Power of Attorney

27             1998 Financial Data Schedule

99             1999 Proxy Statement

----------------------
*    Management contract or compensatory plan or arrangement.