Form 10-Q
period 1999-03-31
BANCORP CONNECTICUT INC
filed 1999-05-14
CIK 921746

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                        Commission File Number 34-0-25158

                            BANCORP CONNECTICUT, INC
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                    06-1394443
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

121 MAIN STREET, SOUTHINGTON, CONNECTICUT              06074
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code  (860) 628-0351

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

COMMON STOCK, $1.00 PAR VALUE - 5,214,572 SHARES AS OF MAY 7, 1999

                            BANCORP CONNECTICUT, INC.

                                    FORM 10-Q

                                      INDEX



PART I.
                                                                            Page
Item 1.  Financial Statements

          Consolidated Condensed Statements of Condition as of
             March 31, 1999 (unaudited) and
             December 31, 1998.................................................3

          Consolidated Condensed Statements of Income for the
             Three Months Ended
             March 31, 1999 and 1998 (unaudited)...............................4

          Consolidated Condensed Statements of Changes in Shareholders'
             Equity for the Three Months Ended
             March 31, 1999 and 1998 (unaudited)...............................5

          Consolidated Condensed Statements of Cash Flows for the
             Three Months Ended
             March 31, 1999 and 1998 (unaudited)...............................6

          Notes to Consolidated Condensed Financial Statements (unaudited).....7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........20

PART II.

Item 1.   Legal Proceedings...................................................21

Item 2.   Changes in Securities and Use of Proceeds...........................21

Item 3.   Defaults Upon Senior Securities.....................................21

Item 4.   Submission of Matters to a Vote of Security Holders.................21

Item 5.   Other Information...................................................21

Item 6.   Exhibits and Reports on Form 8-K....................................21

Signatures....................................................................23

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

                                                       March 31,    December 31,
(dollars in thousands, except per share data)            1999          1998
--------------------------------------------------------------------------------
                                                       (unaudited)     (Note 1)
Assets
Cash and due from banks                                 $   9,472    $   11,178
Federal funds sold                                          5,175             -
                                                      ------------   -----------
        Cash and cash equivalents                          14,647        11,178
                                                      ------------   -----------
Securities available for sale (at market value)           218,077       217,333
Trading account securities                                    437           172
Federal Home Loan Bank stock                                2,832         2,832
Loans                                                     295,084       284,839
Less:
Deferred loan fees                                          (795)         (850)
Allowance for loan losses                                 (5,580)       (5,549)
                                                      ------------   -----------
        Net loans                                         288,709       278,440
                                                      ------------   -----------
Premises and equipment                                      4,368         4,524
Accrued income receivable                                   3,298         3,077
Foreclosed real estate, net                                   321           334
Deferred taxes                                              2,258         1,901
Other assets                                                1,865         1,585
                                                      ------------   -----------
        Total assets                                   $  536,812    $  521,376
                                                      ------------   -----------

Commitments and Contingencies                                   -             -

Liabilities and Shareholders' Equity
Liabilities
Deposits                                               $  341,861    $  345,563
Advances from Federal Home Loan Bank of Boston             41,630        40,630
Federal funds purchased and securities sold under
    agreements to repurchase                               96,219        80,516
Accrued taxes, expenses and other liabilities               6,745         4,751
                                                      ------------   -----------
        Total liabilities                                 486,455       471,460
                                                      ------------   -----------

Shareholders' Equity
Preferred stock, no par value: authorized
    1,000,000 shares; none issued and
    outstanding                                                 -             -
Common stock, $1.00 par value: authorized
    7,000,000 shares; issued and outstanding
    5,713,446 shares at March 31, 1999 and
    5,653,406 shares at December 31, 1998                   5,713         5,653
Additional paid-in capital                                 17,842        17,421
Retained earnings                                          32,877        31,761
Accumulated other comprehensive (loss) income                (331)          825
Treasury stock at cost: 519,498 shares at
    December 31, 1998 and 1997                             (5,744)       (5,744)
                                                      ------------   -----------
        Total shareholders' equity                         50,357        49,916
                                                      ------------   -----------
        Total liabilities and shareholders' equity     $  536,812    $  521,376
                                                      ------------   -----------
The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                         Three Months Ended
                                                             March 31,
                                                     ---------------------------
(dollars in thousands, except per share data)           1999             1998
--------------------------------------------------------------------------------
                                                             (unaudited)
Interest income
    Interest on loans, including fees                   $   5,788   $   5,614
                                                        ----------  ----------
    Interest and dividends on
     investment securities
      Interest income                                       2,646       1,976
      Dividend income                                         582         838
      Interest on trading account                               2           -
                                                        ----------  ----------
                                                            3,230       2,814
                                                        ----------  ----------
    Interest on federal funds sold                             10         121
    Other interest and dividends                               45          34
                                                        ----------  ----------
        Total interest income                               9,073       8,583
                                                        ----------  ----------
Interest expense
    Savings deposits                                          630         729
    Time deposits                                           1,979       2,238
    NOW accounts                                              289         212
                                                        ----------  ----------
                                                            2,898       3,179
    Interest on borrowed money                              1,688       1,308
                                                        ----------  ----------
        Total interest expense                              4,586       4,487
                                                        ----------  ----------
        Net interest income                                 4,487       4,096
Provision for loan losses                                      30         100
                                                        ----------  ----------
        Net interest income after provision
        for loan losses                                     4,457       3,996
                                                        ----------  ----------
Noninterest income
    Net securities gains                                      402         474
    Net trading account (losses) gains                       (27)          26
    Trust fees                                                153         141
    Service charges on deposit accounts                       182         160
    Brokerage servicing fees                                   55          81
    Other                                                     212         118
                                                        ----------  ----------
      Total noninterest income                                977       1,000
                                                        ----------  ----------
Noninterest expense
    Salaries and employee benefits                          1,599       1,254
    Furniture and equipment expense                           240         123
    Occupancy expense, net                                    156         126
    Professional services                                     180         135
    Data processing expense                                   123         190
    Advertising expense                                        72         103
    Foreclosed real estate provision (recoveries) and
    expense, net                                               22         (10)
    FDIC assessments                                           10          10
    Other                                                     461         379
                                                        ----------  ----------
      Total noninterest expense                             2,863       2,310
                                                        ----------  ----------
        Income before income taxes                          2,571       2,686
Provision for income taxes                                    736         941
                                                        ----------  ----------
        Net income                                      $   1,835   $   1,745
                                                        ----------  ----------

Average common shares outstanding:
    Basic                                               5,156,638   5,095,589
    Diluted                                             5,524,443   5,557,818
Net income per common share:
    Basic                                               $    0.36   $    0.34
    Diluted                                             $    0.33   $    0.31

Dividends declared                                      $    0.14   $    0.13




The accompanying notes are an integral part of these consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BANCORP CONNECTICUT, INC.
                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                                       Additional                  Income                  Total
                                                        Common         Paid-In      Retained    Unrealized    Treasury Shareholders'
(dollars in thousands, except per share amounts)        Stock          Capital      Earnings    Gains(Losses)   Stock      Equity
---------------------------------------------------- -------------  ------------- ------------ -------------- --------  -----------
                                                                                                (unaudited)

Balance as of December 31, 1997                          $  5,612       $  17,051  $  28,149    $   1,879    $  (5,744)   $  46,947
                                                                                                                         -----------
    Net income                                                  -               -      1,745            -            -        1,745
    Increase in net unrealized gain on securities
      available-for-sale                                        -               -          -           37            -           37
                                                                                                                         -----------
         Total comprehensive income                                                                                           1,782
                                                                                                                         -----------
    Stock options exercised                                     7              58          -            -            -           65
    Cash dividends declared - $0.13 per share                   -               -       (662)           -            -         (662)
    Tax benefits related to common stock options
      exercised                                                 -              28          -            -            -           28
                                                     -------------  ------------- -----------  ----------- ------------  -----------

Balance as of March 31, 1998                             $  5,619       $  17,137  $  29,232    $   1,916    $  (5,744)   $  48,160
                                                     -------------  ------------- -----------  ----------- ------------  -----------


Balance as of December 31, 1998                          $  5,653       $  17,421  $  31,761     $    825    $  (5,744)   $  49,916
                                                                                                                         -----------
    Net income                                                  -               -      1,835            -            -        1,835
    Decrease in unrealized gain on securities
      available-for-sale                                        -               -          -       (1,156)           -       (1,156)
                                                                                                                         -----------
        Total comprehensive income                                                                                              679
                                                                                                                         -----------
    Stock options exercised                                    60             346          -            -            -          406
    Cash dividends declared - $0.14 per share                   -               -       (719)           -            -         (719)
    Tax benefits related to common stock options
      exercised                                                 -              75          -            -            -           75
                                                     -------------  ------------- -----------  ----------- ------------  -----------

Balance as of March 31, 1999                             $  5,713       $  17,842  $  32,877    $    (331)   $  (5,744)   $  50,357
                                                     -------------  ------------- -----------  ----------- ------------  -----------



The accompanying notes are an integral part of these consolidated condensed financial statements.



CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                          ----------------------------------
(dollars in thousands)                                                        1999                1998
------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
Cash flows from operating activities
    Net income                                                                $   1,835           $   1,745
                                                                          --------------     ---------------
    Adjustments to reconcile net income to net cash provided
      by operating activities
        Deferred income tax provision                                               239                  28
        Net accretion and amortization of bond premiums
           and discounts                                                           (301)                (71)
        Provision for loan losses                                                    30                 100
        Provision for foreclosed real estate losses                                  13                  25
        Gain on sale of foreclosed real estate                                        -                 (62)
        Amortization of deferred loan points                                        (59)                (63)
        Realized investment security gains                                         (402)               (474)
        Depreciation expense                                                        195                 102
        (Increase) decrease in trading account                                     (238)                254
        Increase in accrued income receivable                                      (221)               (222)
        Increase in other assets                                                   (292)                (14)
        Increase in accrued expenses payable and other liabilities                2,059                 532
                                                                          --------------     ---------------
             Total adjustments                                                    1,023                 135
                                                                          --------------     ---------------
             Net cash provided by operating activities                            2,858               1,880
                                                                          --------------     ---------------

Cash flows from investing activities
    Purchases of securities available-for-sale                                  (49,168)            (58,323)
    Proceeds from sales of securities available-for-sale                         30,216               9,247
    Proceeds from maturities of securities                                       10,574               8,049
    Paydowns on mortgage-backed securities                                        6,583               4,063
    Purchases of Federal Home Loan Bank stock                                         -                (271)
    Net increase in loans                                                       (10,244)               (870)
    Purchases of premises and equipment, net                                        (38)               (396)
    Proceeds from sales of foreclosed real estate, net                                -                 449
                                                                          --------------     ---------------
             Net cash used in investing activities                              (12,077)            (38,052)
                                                                          --------------     ---------------

Cash flows from financing activities
    Net decrease in time deposits                                                   (17)             (3,889)
    Net (decrease) increase in other deposits                                    (3,685)             23,869
    Proceeds from borrowings                                                      3,000               5,000
    Repayment of borrowings                                                      (2,000)            (10,000)
    Net increase in Federal funds purchased and
      repurchase agreements                                                      15,703              19,959
    Proceeds from exercise of stock options                                         406                  65
    Cash dividends paid                                                            (719)               (662)
                                                                          --------------     ---------------
             Net cash provided by financing activities                           12,688              34,342
                                                                          --------------     ---------------

Net increase (decrease) in cash and cash equivalents                              3,469              (1,830)
Cash and cash equivalents at beginning of year                                   11,178              10,717
                                                                          --------------     ---------------

Cash and cash equivalents at end of year                                     $   14,647           $   8,887
                                                                          --------------     ---------------

Noncash Investing and Financing Activities
    Change in net unrealized gain on securities available-for-sale           $   (1,156)           $     37
    Transfer of loans to foreclosed real estate                                       -                 108


The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.


NOTE 1 - BASIS OF PRESENTATION

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Corporation") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). The Bank operates four branches and a mortgage lending center in Southington, Connecticut, one branch in Wallingford, Connecticut and BCI Financial Corporation, an indirect auto finance subsidiary located in Southington, Connecticut. During the fourth quarter of 1998, the Bank formed a passive investment company, SSB Mortgage Corporation, to take advantage of changes in Connecticut state tax statutes. SSB Mortgage Corporation commenced operations during the first quarter of 1999. The Bank's primary source of revenue is providing loans to customers who are either small and middle market businesses or individuals. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed statement of condition as of March 31, 1999 and the consolidated condensed statements of income, consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Corporation without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Corporation as of March 31, 1999 and the results of operations, the changes in shareholders' equity and results of cash flows for the three month periods ended March 31, 1999 and 1998. Results of operations for the three month period ended March 31, 1999 is not necessarily indicative of results for any other period.

The statement of condition as of December 31, 1998, which has been included for comparative purposes, has been condensed from the audited statements for the year then ended. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated market values of securities available for sale as of March 31, 1999 and December 31, 1998 were as follows:

                                                                                   March 31, 1999
                                                         -----------------------------------------------------------------
                                                                               Gross          Gross          Estimated
                                                            Amortized       Unrealized      Unrealized         Market
                                                              Cost             Gains          Losses           Value
                                                         ----------------  --------------  -------------   ---------------
                                                                                  (in thousands)

        United States Government and agency obligations         $ 75,133           $ 129         $ (423)         $ 74,839
        Municipal bonds                                            3,531              79             (4)            3,606
        Mortgage-backed securities                                74,593              82           (194)           74,481
        Capital trust preferreds                                  17,122             137           (479)           16,780
        Marketable equity securities                              47,597           1,426         (1,275)           47,748
        Mutual funds                                                 603              20              -               623
                                                         ----------------  --------------  -------------   ---------------
                                                               $ 218,579         $ 1,873       $ (2,375)        $ 218,077
                                                         ----------------  --------------  -------------   ---------------



                                                                                   December 31, 1998
                                                         -----------------------------------------------------------------
                                                                              Gross           Gross          Estimated
                                                            Amortized       Unrealized      Unrealized         Market
                                                              Cost            Gains           Losses           Value
                                                         ----------------  -------------   -------------   ---------------
                                                                                  (in thousands)

        United States Government and agency obligations       $   47,547       $    277        $    (69)         $ 47,755
        Municipal bonds                                            3,584            101              (2)            3,683
        Mortgage-backed securities                                93,034            168             (70)           93,132
        Capital trust preferreds                                  13,174            130            (338)           12,966
        Marketable equity securities                              58,141          1,925            (863)           59,203
        Mutual funds                                                 602             15             (23)              594
                                                         ----------------  -------------   -------------   ---------------
                                                               $ 216,082        $ 2,616        $ (1,365)        $ 217,333
                                                         ----------------  -------------   -------------   ---------------


NOTE 3 - LOANS

The composition of the loan portfolio was:

                                                March 31,          December 31,
                                                   1999                 1998
                                               -----------     ----------------
                                                     (in thousands)

        Residential real estate                 $ 136,144            $ 137,326
        Commercial real estate                     43,546               42,408
        Real estate construction                    4,911                3,688
        Commercial                                 46,354               42,857
        Consumer                                   64,129               58,560
                                               -----------     ----------------
                                                  295,084              284,839
        Less:  Deferred loan fees                    (795)                (850)
               Allowance for loan losses           (5,580)              (5,549)
                                               -----------     ----------------
           Total loans                          $ 288,709            $ 278,440
                                               -----------     ----------------

NOTE 4 - ALLOWANCE FOR LOAN AND OTHER REAL ESTATE OWNED LOSSES

Changes in the allowances were:

                                                      Three Months Ended
                                                          March 31,
                                               --------------  ----------------
                                                      1999              1998
                                               --------------  ----------------
                                                      (in thousands)
      Allowance for loan losses:
        Balance at beginning of year                $  5,549          $  5,306
        Provision charged to expense                      30               100
        Loan charge-offs                                 (25)              (62)
        Recoveries                                        26                41
                                               --------------  ----------------
        Balance, end of period                       $ 5,580           $ 5,385
                                               --------------  ----------------

      Allowance for foreclosed real
      estate losses:
        Balance at beginning of year                 $    50           $    25
        Provision charged to expense                      13                25
        Foreclosed real estate write-downs, net          (13)              (15)
                                               --------------  ----------------
        Balance, end of period                          $ 50              $ 35
                                               --------------  ----------------

NOTE 5 - NONPERFORMING ASSETS

                                                     March 31,    December 31,
                                                       1999           1998
                                                  -------------- --------------
                                                      (dollars in thousands)
      Nonaccrual loans
        Residential real estate                        $    693     $    705
        Commercial real estate                              120          402
        Commercial                                          189           60
        Consumer                                            113           98
                                                  --------------   ----------
           Total nonaccrual loans                         1,115        1,265
      Accruing loans past due 90 days or more                 -            -
                                                  --------------   ----------
           Total nonperforming loans                      1,115        1,265
      Other real estate owned                               321          334
                                                  --------------   ----------

           Total nonperforming assets                   $ 1,436      $ 1,599
                                                  --------------   ----------

      Nonperforming loans as a percentage of
        total loans                                       0.38%        0.44%
                                                  --------------   ----------

      Nonperforming assets as a percentage of
        total assets                                      0.27%        0.31%
                                                  --------------   ----------


NOTE 6 - PER COMMON SHARE DATA

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three months ended March 31, 1999 and 1998 were as follows:

                                                  1999              1998
                                          ---------------   ---------------
                                                   (in thousands)

      Basic                                        5,157             5,096
      Effect of dilutive stock options               367               462
                                          ---------------   ---------------

      Diluted                                      5,524             5,558
                                          ---------------   ---------------

NOTE 7 - SHAREHOLDERS' EQUITY

The following table presents the components and related tax effects allocated to other comprehensive income for the three month period ended March 31, 1999.

                                                    Before      Tax        Net
                                                      Tax    (Benefit)   of Tax
                                                    Amount    Expense    Amount
                                                   -----------------------------
                                                              (in thousands)

      Net unrealized gains (losses) on
       securities arising during the period        $ (1,351)   $ 460   $   (891)
      Less: reclassification adjustment for
       gains realized in net income                     402     (137)       265
                                                  ---------- --------  ---------
      Net unrealized gains (losses) on securities  $ (1,753)   $ 597   $ (1,156)
                                                  ---------- --------  ---------

The following table presents the components and related tax effects allocated to other comprehensive income for the three month period ended March 31, 1998.

                                                   Before       Tax         Net
                                                     Tax     (Benefit)    of Tax
                                                   Amount     Expense     Amount
                                                 --------- ------------- -------
                                                      (in thousands)

      Net unrealized gains (losses
        on securities arising during the period    $535       (215)       $ 320
      Less: reclassification adjustment
       for gains realized in net income             474       (191)         283
                                                  -------- ------------- -------
      Net unrealized gains (losses) on securities  $ 61      $ (24)       $  37
                                                  -------- ------------- -------


On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% of the Corporation's currently outstanding shares of common stock. Purchases will be made from time to time in the open market and through private transactions over the next year. The timing and amount of these transactions, to be funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased will be held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. As of March 31, 1999, the Corporation had 5,193,948 shares outstanding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


                      COMPARISON OF THE THREE MONTH PERIODS
                          ENDED MARCH 31, 1999 AND 1998


The following discussion and analysis presents a review of the financial condition and results of Bancorp Connecticut, Inc. (the "Corporation"). Since Southington Savings Bank (the "Bank") is the sole subsidiary of the Corporation, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank. This review should be read in conjunction with the consolidated condensed financial statements and other financial data presented elsewhere herein


CHANGES IN FINANCIAL CONDITION

LOANS - Loans  increased  $10,245,000 or 3.60% to $295,084,000 at March 31, 1999
from $284,839,000 at December 31, 1998 primarily due to a higher volume of commercial loan originations and loans closed by BCI Financial Corporation ("BCIF"), the Bank's auto loan financing subsidiary. Commercial loans increased $3,497,000 or 8.16% and represented 15.71% of the loan portfolio at March 31, 1999. Consumer loans increased $5,569,000 or 9.51% primarily due to loans closed by BCIF. At March 31, 1999, the consumer portfolio of $64,129,000 consisted of 52.53% home equity loans and lines of credit, 39.05% automobile loans and 8.42% other consumer loans.

At March 31, 1999, loans collateralized by residential real estate, including home equity loans and lines of credit, represented 58.65% of the total loan portfolio.

DEPOSITS - Total deposits decreased $3,702,000 or 1.07% during the first quarter of 1999 from $345,563,000 at December 31, 1998 primarily due to a net outflow of $2,632,000 from commercial and municipal demand deposit accounts.

BORROWINGS - Advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $1,000,000 or 2.46% during the first quarter of 1999 as compared to December 31, 1998. Federal funds purchased and securities sold under agreements to repurchase increased $15,703,000 or 19.50% to $96,219,000 at March 31, 1999
as compared to December 31, 1998. As of March 31, 1999, broker/dealer repurchase agreements and retail repurchase agreements totaled $80,617,000 and $13,477,000, respectively.


CHANGES IN RESULTS OF OPERATIONS

EARNINGS - Net income for the quarter ended March 31, 1999 was $1,835,000 as compared to $1,745,000 for the first quarter of 1998, an increase of 5.16%. Increases in net interest income and lower provisions for loan losses and income taxes offset by increased noninterest expenses were the primary reasons for the higher earnings. The annualized return on average assets for the quarter ended March 31, 1999 was 1.40% as compared to 1.49% for the quarter ended March 31, 1998.

NET INTEREST INCOME - Net interest income, the difference between interest earned on interest earning assets and interest expense incurred on interest bearing liabilities, is a significant component of the Corporation's consolidated condensed statements of income. Net interest income is affected by changes in the volumes of and rates on interest earning assets and interest bearing liabilities, the volume of interest earning assets funded with low cost deposits, noninterest bearing deposits and shareholders' equity, and the level of nonperforming assets. Average interest earning assets increased by $53,675,000 or 11.78% to $509,144,000 for the three months ended March 31, 1999 from $455,469,000 from the same period in 1998.

The interest rate spread was 3.12% for the three months ended March 31, 1999 compared to 3.27% for the same period in 1998. The ratio of net interest income to average interest earning assets on a fully tax equivalent basis was 3.70% for the three months ended March 31, 1999 compared to 3.90% for the same period in 1998. The decrease in the interest rate spread in 1999 compared to 1998 is primarily attributable to a proportionately greater decrease in the average yield on earning assets compared with the average interest rate of funds. The decrease in the average yield on earning assets, in turn, is attributable in part to the Bank's increased investment in its securities portfolio at generally lower yields than the then average yield on the existing investment and loan portfolios.

For the three months ended March 31, 1999 the increase in net interest income of $391,000 or 9.55% from 1998 reflected increases in the average volume of the invested funds and loan portfolios of $25,988,000 and $27,687,000, respectively. In addition, average noninterest bearing demand deposits increased by $5,225,000 or 19.80% during 1999 compared to 1998 which helped reduce the cost of funds and thus had a positive effect on net interest income.

PROVISION FOR LOAN LOSSES - For the three months ended March 31, 1999 and 1998, the provisions for loan losses were $30,000 and $100,000, respectively. Net loan recoveries totaled $1,000 for the first three months of 1999 compared to net charge-offs of $21,000 for the same period in 1998. The allowance for loan losses was $5,580,000 or 1.89% of outstanding loans as of March 31, 1999 compared to $5,385,000 or 2.05% of outstanding loans as of March 31, 1998. Nonperforming loans were $1,115,000 as of March 31, 1999 and $2,687,000 as of March 31, 1998, representing .38% and 1.02%, respectively, of outstanding loans.

The allowance for loan losses is established by management. Its adequacy is monitored based on internal credit review and analysis of the loan portfolio, which considers current economic conditions and their probable effect on borrowers, the amount of nonperforming loans and related collateral, the amount of charge-offs during the period and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

NONINTEREST INCOME - Total noninterest income decreased by $23,000 or 2.30% to $977,000 in the first three months of 1999 from $1,000,000 for the same period in 1998. During the first three months of 1999, the Corporation recognized total net securities gains of $402,000 on the sale of securities available for sale compared to $474,000 in 1998. Net trading account losses totaled $27,000 for the first three months compared to net trading gains of $26,000 for the same period in 1998, a decrease of $53,000 or 203.85%. Other income totaled $212,000 in 1999 compared to $118,000 in 1998, representing an increase of $94,000 or 79.66%. This increase reflected increased fee income generated by BCIF as well as increased options call premiums recorded by the Bank.

NONINTEREST EXPENSE - Operating expenses increased $553,000 or 23.94% to $2,863,000 in the first three months of 1999 from $2,310,000 in 1998.

Salaries and employee benefits were $345,000 or 27.51% higher in 1999 compared to 1998 reflecting scheduled employee annual salary increases and increased staffing levels due to the start-up of BCIF and the new Wallingford branch facility in the second and third quarter of 1998, respectively. Increased group medical and payroll tax expenses as well as an increase in the utilization of temporary employees during 1999 contributed to the higher level of employee expense.

The expenses related to furniture and equipment were $240,000 for the first three months of 1999 compared to $123,000 for the same period in 1998, an increase of $117,000 or 95.12%. Higher depreciation and maintenance charges related to the Bank's installation of the new in-house core processing system during the second quarter of 1998 were primarily responsible for the increase.

The increase in other noninterest expenses of $82,000 or 21.64% reflected a net increase in a number of miscellaneous expense categories. The most significant increases in these categories were expenses incurred in 1999 for Year 2000 testing, increased expenditures for telephone service and computer supplies related to the new in-house core processing system and expenses incurred by BCIF and the new Wallingford branch facility.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended March 31, 1999 and 1998 was $736,000 and $941,000, respectively, representing effective tax rates of 28.63% and 35.03%, respectively.

On May 19, 1998, the Connecticut state legislature enacted legislation which permits financial services companies which maintain an office in Connecticut, and have a minimum of five employees (among other provisions), the authority to create a limited passive investment company ("PIC") for the purpose of holding for investment loans collateralized by real estate free from Connecticut corporation business tax. The regulation is effective for income tax years beginning January 1, 1999. During the fourth quarter of 1998, the Bank formed a passive investment company, SSB Mortgage Corporation. Subsequently, for tax years beginning January 1, 1999, the Corporation's state tax expense has been eliminated.

LIQUIDITY - The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of a banking institution's sources and uses of funds. The Bank's Asset Liability Committee is responsible for implementing the Board of Directors' policies and guidelines for the maintenance of prudent levels of liquidity.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from correspondent banks and securities sold under repurchase agreements. Such sources are supplemented by interest bearing deposits with banks, Federal funds sold and unencumbered securities available for sale. Brokered deposits were not utilized as a source of funds during 1999 or 1998, and none were outstanding as of March 31, 1999.

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of March 31, 1999, qualified collateral totaled $122,652,331. The Bank's actual borrowings on that date were $41,630,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the three months ended March 31, 1999 and 1998 and is summarized below.

During the current period, cash and cash equivalents increased by $3,469,000, as net cash provided by operating activities and financing activities exceeded the $12,077,000 of net cash used for investing activities.

Net cash used for investing activities, which primarily reflects the redeployment of funds into the securities and loan portfolios, was $12,077,000 for the three months ended March 31, 1999. During the first three months of 1999, the Corporation increased its investment in securities by $1,795,000 and experienced net originations of loans totaling $10,244,000.

The net cash provided by financing activities of $12,689,000 for the first three months of 1999 primarily reflected net decreases in deposits of $3,702,000 partially offset by a net increase in funds borrowed from the FHLB of $1,000,000. The net increase in Federal funds purchased and repurchase agreements of $15,703,000 consisted primarily of broker/dealer repurchase agreements which increased $18,057,000 and have been primarily utilized to fund the Bank's loan growth.

Closely related to the concept of liquidity is the management of interest earning assets and interest bearing liabilities, which focuses on maintaining stability in the interest rate spread, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in interest rate spreads and to minimize risk due to changes in interest rates. An asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Management establishes overall policy and interest rate risk tolerance levels which are administered by the Bank's Asset Liability Committee on a monthly basis.

CAPITAL RESOURCES - The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to quantitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category.

The Bank's actual capital amounts and ratios were (dollars in thousands):

                                                                                            To Be Well Capitalized
                                                                                            Under Prompt Corrective
                                                                  Actual                       Action Provisions
                                                         ------------------------          --------------------------
                                                           Amount        Ratio               Amount        Ratio
                                                         -----------   ----------          ----------    ---------
      As of March 31, 1999:
        Total Capital (to Risk Weighted Assets)            $ 50,981        16.06  %   >/=    $31,748 >/=     10.0 %
        Tier I Capital (to Risk Weighted Assets)             46,993        14.80      >/=     19,049 >/=      6.0
        Tier I Capital (to Average Assets)                   46,993         8.98      >/=     26,175 >/=      5.0



On January 20, 1999, the Board of Directors of the Corporation declared a cash dividend of $.14 per common share payable on February 16, 1999 to shareholders of record on February 2, 1999. Subsequent to March 31, 1999, the Board of Directors of the Corporation declared a cash dividend of $.15 per common share payable on May 17, 1999 to shareholders of record on May 3, 1999.

On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% of the Corporation's currently outstanding shares of common stock. Purchases will be made from time to time in the open market and through private transactions over the next year. The timing and amount of these transactions, to be funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased will be held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. As of March 31, 1999, the Corporation had 5,193,948 shares outstanding.

YEAR 2000

PROJECT PLAN
Management recognizes the major impact the Year 2000 computer chip problem will have on all corporations doing business. The following plan has been implemented to identify critical systems that must be modified to avoid any disruption of daily business. Several of the phases are ongoing concurrently.

AWARENESS PHASE: Management created a Year 2000 project team to develop an overall strategy, provide education to employees and to establish corporate accountability. The awareness phase was completed February 28, 1998.

RISK ASSESSMENT PHASE: Beginning in March 1998, an assessment of all hardware, software, networks and other processing platforms was performed. Year 2000 problems have been identified and mission critical applications prioritized. In July 1998, the Bank completed the conversion to a new core processing system utilizing Jack Henry & Associates software and IBM AS400 hardware, both of which have been certified Year 2000 compliant. This new data processing solution addresses many of the Bank's mission critical applications. The risk assessment phase includes the development of contingency plans for all mission critical applications. The development of contingency plans lagged behind the original target date because of the need to reevaluate the risk assessments as a result of the bankwide effort to convert to the new processing system. The risk assessment phase was completed on December 31, 1998 and the contingency plan will be completed by June 30, 1999.

RENOVATION PHASE: Management established a December 31, 1998 target date for replacement or modification of the Bank's mission critical internal applications to allow for a full year of testing. This phase was essentially completed ahead of time with the replacement of the core data processing system.

VALIDATION PHASE: This phase provides for the testing of hardware, software, interfaces and integration with other systems. It also includes testing and certifying third parties for Year 2000 readiness. The Bank's new core processing system has been certified Year 2000 compliant by its manufacturer. However, the Bank intends to perform its own independent tests rather than utilize proxy testing results from the vendor. In addition, the Bank retained the services of an independent party to review overall plan effectiveness and the results of testing. Management expects to complete the validation phase on all critical systems by June 30, 1999.

IMPLEMENTATION PHASE: As applications become certified they will be considered to be placed into service. Management will assess the impact of any system failing the certification tests and will implement the contingency plan developed for that application. The Bank's primary internal technological systems include core processing system, teller equipment and local area network have already been placed into service. Management expects implementation of all critical systems by June 30, 1999.

COSTS
In 1997, the Bank completed an extensive analysis of its data processing systems and decided to bring its core processing system in-house rather than continue in a service bureau relationship environment. The decision to move to an in-house solution was primarily based on the improved operating effectiveness, enhanced new product development and expanded management reporting the new system could provide. However, the additional benefit of the decision was the purchase of a mainframe computer, banking software and peripheral devices that have already been certified Year 2000 compliant. The cost of the new software and hardware (which includes all new teller equipment) acquired for the July 1998 conversion totaled $1,991,000. The cost has been capitalized and is being depreciated over the useful lives of the assets, approximately $437,000 per year.

The Corporation does not separately track the internal costs associated with its Year 2000 readiness project, and such costs are primarily the portion of an employee's time spent on Year 2000 related issues.

Due to the recent conversion, the Bank does not expect to incur any additional significant Year 2000 costs for further equipment replacement. Management expects to incur Year 2000 readiness costs primarily from labor costs in the testing and validation of systems, professional consulting costs and marketing costs to keep customers informed of Year 2000 progress. Management has budgeted $100,000 for those costs.

RISKS AND CONTINGENCIES
Based upon a self-assessment of its current Year 2000 readiness, management believes the greatest Year 2000 uncertainties and exposures are not within its own technological systems but within its third-party vendor relationships and its commercial borrowers.

As of year-end 1998, the Bank has devoted the majority of its efforts to convert to the new core processing system. By June 30, 1999, when the validation phase of the Year 2000 will be completed, significant third-party vendor exposures will be identified and contingency plans developed to reduce those exposures.

The Bank has completed mailings to its larger commercial borrowers. These mailings included Year 2000 thought provoking information and a questionnaire to be completed by the borrower so that the Bank could analyze individual responses to critical issues. In addition, the Bank has completed the process of randomly selecting and contacting an appropriate number of borrowers with smaller overall relationships. This has addressed a mixture of various sized relationships within the entire commercial portfolio. Risk data as to what the borrower is doing to ensure Year 2000 compliance has been collected and includes the following assessments: technological capabilities, external vendors, communications equipment, disaster recovery plans and other operating systems.

The Bank is also subject to the safety and soundness standards for Year 2000 readiness established by the Federal Deposit Insurance Corporation and the State of Connecticut Banking Department and has completed the Phase 2 examinations by these agencies to date. Management believes it will be able to comply with all standards set forth by the regulatory agencies.



AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES (a)

                                                                    Three Months Ended March 31,
                                            -----------------------------------------------------------------------------
                                               1999                                   1998
-------------------------------------------------------------------------------------------------------------------------
                                                Average                   Yield/       Average                    Yield/
 (dollars in thousands)                         Balance    Interest       Rate(c)      Balance     Interest       Rate(c)
-------------------------------------------------------------------------------------------------------------------------

 Assets
 Interest-earning assets:

      Loans(b)                                 $288,409     $ 5,788        8.03%      $260,722      $ 5,614        8.61%
      Taxable investment securities
        (at cost)(c)                            213,080       3,385        6.35%       179,839        3,096        6.89%
      Municipal Bonds(c)                          3,543          61        6.89%         3,341           59        7.06%
      Federal funds sold                            837          10        4.78%         9,076          121        5.33%
      Other interest-earning assets               3,275          47        5.74%         2,491           34        5.46%
                                               ---------    --------                  ---------     --------
 Total interest-earning assets                  509,144       9,291        7.30%       455,469        8,924        7.84%
                                               ---------    --------                  ---------     --------
 Noninterest-earning assets                      16,212                                 14,487
                                               =========                              ========
 Total Assets                                  $525,356                               $469,956
                                               =========                              ========

 Liabilities and Equity
 Interst-bearing liabilities:
      NOW and savings deposits                 $147,835     $   919        2.49%      $131,926      $  940         2.85%
      Time deposits                             159,577       1,979        4.96%       168,122       2,239         5.33%
      FHLB of Boston advances                    42,599         540        5.07%        23,066         356         6.17%
      Federal funds purchased and securities
        sold under agreements to repurchase      88,510       1,148        5.19%        69,880         952         5.45%
                                               ---------    --------                  ---------     --------
 Total interest-bearing liabilities             438,521       4,586        4.18%       392,994       4,487         4.57%
                                               ---------    --------                  ---------     --------
 Noninterest-bearing liabilities:
      Demand deposits                            31,620                                 26,395
      Other                                       5,245                                  3,219
 Shareholders' equity                            49,970                                 47,348
                                               ---------                              ---------
 Total Liabilities and
    Shareholders' Equity                       $525,356                               $469,956
                                               =========                              =========
Net interest income before Federal tax
    equivalent adjustment                                     4,705                                  4,437
Federal tax equivalent adjustment                              (218)                                  (341)
                                                            --------                                --------
Net interest income                                         $ 4,487                                 $4,096
                                                            --------                                --------
Net interest spread (tax equivalent basis)                                 3.12%                                   3.27%
                                                                          ------                                  ------
Net interest margin (tax equivalent basis)                                 3.70%                                   3.90%
                                                                          ------                                  ------

(a)  Computed on an annualized basis.
(b)  Average balances for loans include nonaccrual and renegotiated balances.
(c) Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% for 1999 and 1998 and a state income tax rate of 9.5% in
      1998.


RATE/VOLUME ANALYSIS

                                                      1999 Compared to 1998
                                               -------------------------------
                                               Increase (Decrease)
                                                      Due to
                                               ---------------------
 (in thousands)                                 Volume       Rate      Net(1)
------------------------------------------------------------------------------
 Interest earned on:
      Loans                                     $  571     $ (397)    $  174
      Taxable investment securities                541       (252)       289
      Municipal bonds                                4         (2)         2
      Federal funds sold                          (100)       (11)      (111)
      Other interest-earning assets                 11          2         13
                                               --------   --------   --------
                                                 1,027       (660)       367
                                               --------   --------   --------
 Interest paid on:
      NOW and savings deposits                     106       (127)       (21)
      Time deposits                               (110)      (150)      (260)
      FHLB of Boston advances                      257        (73)       184
      Federal funds purchased and securities
         sold under agreements to repurchase       243        (47)       196
                                               --------   --------   --------
                                                   496       (397)        99
                                               --------   --------   --------
 Change in net interest income                  $  531     $ (263)     $ 268
                                               --------   --------   --------

(1) The change in interest income due to both tax equivalent rate and volume has been allocated to volume and tax equivalent rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and similutation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. the Bank's interest rate risk has not significantly changed from the prior year.

PART II.

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable


ITEM 5.   OTHER INFORMATION

          Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

                  EXHIBIT NO.      DESCRIPTION

                  3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrants Registration Statement on Form S-4 (Registration No. 33-77696) the "Registration Statement"))

                  3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

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

                  10.7 Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to
                                   Exhibit  10.7  to  the  Registrant's Annual
                                   Report on Form 10-K for the fiscal year ended December 31, 1998)

                  27               Financial Data Schedule


         (b)      Reports on Form 8-K

The registrant did not file any Report on Form 8-K during the first quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               BANCORP CONNECTICUT, INC.
                                                    (Registrant)





Date:  MAY 14,1999                             /s/Robert D. Morton
                                               Robert D. Morton
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


Date:  MAY 14, 1999                            /s/ Wayne F. Patenaude
                                               Wayne F. Patenaude
                                               Treasurer and Secretary
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX


                 EXHIBIT NO.       DESCRIPTION

                  3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrants Registration Statement on Form S-4 (Registration No. 33-77696) the "Registration Statement"))

                  3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

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

                  10.7 Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to
                                   Exhibit  10.7  to  the  Registrant's Annual
                                   Report on Form 10-K for the fiscal year ended December 31, 1998)

                  27               Financial Data Schedule