Form 10-Q
period 1999-06-30
BANCORP CONNECTICUT INC
filed 1999-08-16
CIK 921746

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                        Commission File Number 34-0-25158
                                               ----------

                            BANCORP CONNECTICUT, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                    06-1394443
----------------------------------------         -------------------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

121 Main Street, Southington, Connecticut                     06074
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code       (860) 628-0351
                                                         --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $1.00 par value - 5,184,914 shares as of August 5, 1999
--------------------------------------------------------------------------------

                            BANCORP CONNECTICUT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.
                                                                            Page
Item 1.   Financial Statements

          Consolidated Condensed Statements of Condition as of
            June 30, 1999 (unaudited) and December 31, 1998.................   3

          Consolidated Condensed Statements of Income for the
            Three Months Ended June 30, 1999 and 1998 (unaudited)...........   4

          Consolidated Condensed Statements of Income for the
            Six Months Ended June 30, 1999 and 1998 (unaudited).............   5

          Consolidated Condensed Statements of Changes in Shareholders'
            Equity for the Six Months Ended
            June 30, 1999 and 1998 (unaudited)..............................   6

          Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998 (unaudited).............   7

          Notes to Consolidated Condensed Financial Statements (unaudited)..   8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  23

PART II.

Item 1.   Legal Proceedings.................................................  24

Item 2.   Changes in Securities and Use of Proceeds.........................  24

Item 3.   Defaults Upon Senior Securities...................................  24

Item 4.   Submission of Matters to a Vote of Security Holders...............  24

Item 5.   Other Information.................................................  25

Item 6.   Exhibits and Reports on Form 8-K..................................  25

Signatures..................................................................  27

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

                                                                    June 30,   December 31,
(dollars in thousands, except share data)                             1999         1998
-------------------------------------------------------------------------------------------
                                                                  (unaudited)    (Note 1)
ASSETS
Cash and due from banks                                            $  11,217    $  11,178
Federal funds sold                                                     3,000           --
                                                                   ---------    ---------
      Cash and cash equivalents                                       14,217       11,178
                                                                   ---------    ---------
Securities available for sale (at market value)                      204,130      217,333
Trading account securities                                               277          172
Federal Home Loan Bank stock                                           2,832        2,832
Loans                                                                306,991      284,839
Less:
Deferred loan fees                                                      (750)        (850)
Allowance for loan losses                                             (5,584)      (5,549)
                                                                   ---------    ---------
      Net loans                                                      300,657      278,440
                                                                   ---------    ---------
Premises and equipment                                                 4,277        4,524
Accrued income receivable                                              3,249        3,077
Foreclosed real estate, net                                              320          334
Deferred taxes                                                         4,730        1,901
Other assets                                                           2,107        1,585
                                                                   ---------    ---------
      Total assets                                                 $ 536,796    $ 521,376
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits                                                         $ 351,325    $ 345,563
  Advances from Federal Home Loan Bank of Boston                      41,630       40,630
  Federal funds purchased and securities sold under
    agreements to repurchase                                          93,060       80,516
  Accrued taxes, expenses and other liabilities                        4,002        4,751
                                                                   ---------    ---------
      Total liabilities                                              490,017      471,460
                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES                                             --           --

Shareholders' equity
  Preferred stock, no par value: authorized 1,000,000 shares;
    none issued and outstanding                                           --           --
  Common stock, $1.00 par value: authorized 7,000,000 shares;
    issued and outstanding 5,768,070 shares at June 30, 1999 and
    5,653,406 shares at December 31, 1998                              5,768        5,653
  Additional paid-in capital                                          18,048       17,421
  Retained earnings                                                   34,053       31,761
  Accumulated other comprehensive (loss) income                       (4,946)         825
  Treasury stock at cost: 544,998 shares at June 30, 1999 and
    519,498 shares at December 31, 1998                               (6,144)      (5,744)
                                                                   ---------    ---------
      Total shareholders' equity                                      46,779       49,916
                                                                   ---------    ---------
      Total liabilities and shareholders' equity                   $ 536,796    $ 521,376
                                                                   =========    =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                                     Three Months Ended
                                                                          June 30,
                                                                   ----------------------
(dollars in thousands, except per share data)                         1999         1998
-----------------------------------------------------------------------------------------
                                                                         (unaudited)
INTEREST INCOME
  Interest on loans, including fees                                $   5,970    $   5,614
                                                                   ---------    ---------
  Interest and dividends on investment securities
    Interest income                                                    2,819        2,133
    Dividend income                                                      487          819
    Interest on trading account                                           --            3
                                                                   ---------    ---------
                                                                       3,306        2,955
                                                                   ---------    ---------
  Interest on federal funds sold                                          98           39
  Other interest and dividends                                            47           38
                                                                   ---------    ---------
      Total interest income                                            9,421        8,646
                                                                   ---------    ---------
INTEREST EXPENSE
  Savings deposits                                                       665          634
  Time deposits                                                        1,888        2,180
  NOW accounts                                                           311          239
                                                                   ---------    ---------
                                                                       2,864        3,053
  Interest on borrowed money                                           1,792        1,422
                                                                   ---------    ---------
      Total interest expense                                           4,656        4,475
                                                                   ---------    ---------
      Net interest income                                              4,765        4,171
Provision for loan losses                                                 35           68
                                                                   ---------    ---------
      Net interest income after provision for loan losses              4,730        4,103
                                                                   ---------    ---------
NONINTEREST INCOME
  Net securities gains                                                   352          338
  Net trading account gains                                               18           15
  Trust fees                                                             149          139
  Service charges on deposit accounts                                    173          166
  Brokerage servicing fees                                                64          143
  Other                                                                  270          169
                                                                   ---------    ---------
    Total noninterest income                                           1,026          970
                                                                   ---------    ---------
NONINTEREST EXPENSE
  Salaries and employee benefits                                       1,682        1,446
  Furniture and equipment expense                                        243          119
  Occupancy expense, net                                                 142          129
  Professional services                                                  181          141
  Data processing expense                                                162          180
  Advertising expense                                                    101          110
  Foreclosed real estate provision (recoveries) and expense, net          (1)          (7)
  FDIC assessments                                                        10           10
  Other                                                                  448          342
                                                                   ---------    ---------
    Total noninterest expense                                          2,968        2,470
                                                                   ---------    ---------
      Income before income taxes                                       2,788        2,603
Provision for income taxes                                               831          852
                                                                   ---------    ---------
      Net income                                                   $   1,957    $   1,751
                                                                   ---------    ---------

AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                            5,211,496    5,107,334
  Diluted                                                          5,550,721    5,575,028
NET INCOME PER COMMON SHARE:
  Basic                                                            $    0.38    $    0.34
  Diluted                                                          $    0.35    $    0.31

DIVIDENDS DECLARED                                                 $    0.150   $   0.135


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ----------------------
(dollars in thousands, except per share data)                         1999         1998
-----------------------------------------------------------------------------------------
                                                                         (unaudited)
INTEREST INCOME
  Interest on loans, including fees                                $  11,758    $  11,228
                                                                   ---------    ---------
  Interest and dividends on investment securities
    Interest income                                                    5,465        4,109
    Dividend income                                                    1,069        1,657
    Interest on trading account                                            2            3
                                                                   ---------    ---------
                                                                       6,536        5,769
                                                                   ---------    ---------
  Interest on federal funds sold                                         108          160
  Other interest and dividends                                            92           72
                                                                   ---------    ---------
      Total interest income                                           18,494       17,229
                                                                   ---------    ---------
INTEREST EXPENSE
  Savings deposits                                                     1,295        1,362
  Time deposits                                                        3,868        4,419
  NOW accounts                                                           599          451
                                                                   ---------    ---------
                                                                       5,762        6,232
  Interest on borrowed money                                           3,480        2,730
                                                                   ---------    ---------
      Total interest expense                                           9,242        8,962
                                                                   ---------    ---------
      Net interest income                                              9,252        8,267
Provision for loan losses                                                 65          168
                                                                   ---------    ---------
      Net interest income after provision for loan losses              9,187        8,099
                                                                   ---------    ---------
NONINTEREST INCOME
  Net securities gains                                                   754          812
  Net trading account (losses) gains                                      (9)          41
  Trust fees                                                             302          280
  Service charges on deposit accounts                                    355          326
  Brokerage servicing fees                                               119          223
  Other                                                                  482          288
                                                                   ---------    ---------
    Total noninterest income                                           2,003        1,970
                                                                   ---------    ---------
NONINTEREST EXPENSE
  Salaries and employee benefits                                       3,281        2,700
  Furniture and equipment expense                                        483          242
  Occupancy expense, net                                                 298          256
  Professional services                                                  361          276
  Data processing expense                                                285          370
  Advertising expense                                                    173          214
  Foreclosed real estate provision (recoveries) and expense, net          21          (18)
  FDIC assessments                                                        20           19
  Other                                                                  909          721
                                                                   ---------    ---------
    Total noninterest expense                                          5,831        4,780
                                                                   ---------    ---------
      Income before income taxes                                       5,359        5,289
Provision for income taxes                                             1,567        1,793
                                                                   ---------    ---------
      Net income                                                   $   3,792    $   3,496
                                                                   ---------    ---------

AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                            5,184,218    5,101,494
  Diluted                                                          5,537,363    5,566,587
NET INCOME PER COMMON SHARE:
  Basic                                                            $    0.73    $    0.69
  Diluted                                                          $    0.68    $    0.63

DIVIDENDS DECLARED                                                 $    0.290   $    0.265


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY BANCORP CONNECTICUT, INC.
(unaudited)


                                                                                             Accumulated
                                                                                               Other
                                                                                            Comprehensive
                                                                  Additional                   Income                      Total
                                                      Common       Paid-In      Retained     Unrealized     Treasury   Shareholders'
(dollars in thousands, except per share amounts)       Stock       Capital      Earnings    Gains(Losses)     Stock       Equity
-------------------------------------------------   -----------  ------------  ----------  ---------------- --------- --------------


Balance as of December 31, 1997                       $ 5,612       $17,051     $ 28,149       $ 1,879       $(5,744)    $ 46,947
                                                                                                                         --------
  Net income                                               --            --        3,496            --            --        3,496
  Decrease in net unrealized gain on securities
    available-for-sale                                     --            --           --          (356)           --         (356)
                                                                                                                         --------
      Total comprehensive income                                                                                            3,140
                                                                                                                         --------
  Stock options exercised                                  21           161           --            --            --          182
  Cash dividends declared - $0.265 per share               --            --       (1,350)           --            --       (1,350)
  Tax benefits related to common stock options
    exercised                                              --            77           --            --            --           77
                                                      -------       -------     --------       -------       -------     --------

Balance as of June 30, 1998                           $ 5,633       $17,289     $ 30,295       $ 1,523       $(5,744)    $ 48,996
                                                      =======       =======     ========       =======       =======     ========


Balance as of December 31, 1998                       $ 5,653       $17,421     $ 31,761       $   825       $(5,744)    $ 49,916
                                                                                                                         --------
  Net income                                               --            --        3,792            --            --        3,792
  Decrease in unrealized gain on securities
    available-for-sale                                     --            --           --        (5,771)           --       (5,771)
                                                                                                                         --------
      Total comprehensive loss                                                                                             (1,979)
                                                                                                                         --------
  Stock options exercised                                 115           543           --            --            --          658
  Cash dividends declared - $0.290 per share               --            --       (1,500)           --            --       (1,500)
  Treasury stock purchased                                 --            --           --            --          (400)        (400)
  Tax benefits related to common stock options
    exercised                                              --            84           --            --            --           84
                                                      -------       -------     --------       -------       -------     --------

Balance as of June 30, 1999                           $ 5,768       $18,048     $ 34,053       $(4,946)      $(6,144)    $ 46,779
                                                      =======       =======     ========       =======       =======     ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

                                                                      Six Months Ended
                                                                           June 30,
                                                                   ----------------------
(dollars in thousands)                                                1999         1998
-----------------------------------------------------------------------------------------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   3,792    $   3,496
                                                                   ---------    ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Deferred income tax provision                                      144           44
      Net accretion and amortization of bond premiums
        and discounts                                                 (1,001)        (257)
      Provision for loan losses                                           65          168
      Provision for foreclosed real estate losses                         13           53
      Gain on sale of foreclosed real estate                              (9)        (123)
      Amortization of deferred loan points                              (101)        (144)
      Realized investment security gains                                (754)        (812)
      Depreciation expense                                               390          230
      (Increase) decrease in trading account                             (96)          77
      Increase in accrued income receivable                             (172)        (117)
      Increase in other assets                                          (545)        (338)
      (Decrease) increase in accrued expenses payable
        and other liabilities                                           (679)         214
                                                                   ---------    ---------
        Total adjustments                                             (2,745)      (1,005)
                                                                   ---------    ---------
        Net cash provided by operating activities                      1,047        2,491
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available-for-sale                         (71,597)    (109,695)
  Proceeds from sales of securities available-for-sale                51,549       46,299
  Proceeds from maturities of securities                              15,774       12,623
  Paydowns on mortgage-backed securities                              10,488        9,275
  Purchases of Federal Home Loan Bank stock                               --         (271)
  Net increase in loans                                              (22,209)        (836)
  Purchases of premises and equipment, net                              (143)      (1,165)
  Proceeds from sales of foreclosed real estate, net                      66          669
                                                                   ---------    ---------
        Net cash used in investing activities                        (16,072)     (43,101)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in time deposits                                         (646)      (7,512)
  Net increase in other deposits                                       6,408       16,017
  Proceeds from FHLB borrowings                                        3,000       50,201
  Repayment of FHLB borrowings                                        (2,000)     (39,201)
  Net increase in Federal funds purchased and
    repurchase agreements                                             12,544       30,646
  Proceeds from exercise of stock options                                658          182
  Repurchase common stock                                               (400)          --
  Cash dividends paid                                                 (1,500)      (1,350)
                                                                   ---------    ---------
        Net cash provided by financing activities                     18,064       48,983
                                                                   ---------    ---------

Net increase in cash and cash equivalents                              3,039        8,373
Cash and cash equivalents at beginning of period                      11,178       10,717
                                                                   ---------    ---------

Cash and cash equivalents at end of period                         $  14,217    $  19,090
                                                                   =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Change in net unrealized gain on securities
    available-for-sale                                             $  (6,969)   $    (623)
  Transfer of loans to foreclosed real estate                             57          131


The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.


Note 1 - Basis of Presentation
------------------------------

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

The consolidated condensed statement of condition as of June 30, 1999, the consolidated condensed statements of income for the three and six month periods ended June 30, 1999 and 1998, and the consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Corporation without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Corporation as of June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999 and 1998, and the changes in shareholders' equity and cash flows for the six month periods ended June 30, 1999 and 1998. Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results for any other period.

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

Note 2 - Securities
-------------------

The amortized cost, gross unrealized gains and losses and estimated market values of securities available for sale as of June 30, 1999 and December 31, 1998 were as follows:

                                                   June 30, 1999
                                 -----------------------------------------------
                                                Gross        Gross     Estimated
                                 Amortized   Unrealized   Unrealized     Market
                                    Cost        Gains       Losses       Value
                                 ---------   ----------   ----------   ---------
                                                   (in thousands)

   United States Government and
     agency obligations           $ 73,912     $    29    $  (5,908)    $ 68,033
   Municipal bonds                   3,328          80           --        3,408
   Mortgage-backed securities       71,659           8       (1,881)      69,786
   Capital trust preferreds         17,529         110         (849)      16,790
   Marketable equity securities     44,593       1,624         (755)      45,462
   Mutual funds                        602          49           --          651
                                  --------     -------    ---------     --------
                                  $211,623     $ 1,900    $  (9,393)    $204,130
                                  ========     =======    =========     ========




                                                  December 31, 1998
                                 -----------------------------------------------
                                                Gross        Gross     Estimated
                                 Amortized   Unrealized   Unrealized     Market
                                    Cost        Gains       Losses       Value
                                 ---------   ----------   ----------   ---------
                                                   (in thousands)

   United States Government and
     agency obligations           $ 47,547     $   277    $     (69)    $ 47,755
   Municipal bonds                   3,584         101           (2)       3,683
   Mortgage-backed securities       93,034         168          (70)      93,132
   Capital trust preferreds         13,174         130         (338)      12,966
   Marketable equity securities     58,141       1,925         (863)      59,203
   Mutual funds                        602          15          (23)         594
                                  --------     -------    ---------     --------
                                  $216,082     $ 2,616    $  (1,365)    $217,333
                                  ========     =======    =========     ========

Note 3 - Loans
--------------

The composition of the loan portfolio was:

                                                    June 30,        December 31,
                                                      1999              1998
                                                  ------------      ------------
                                                          (in thousands)

   Residential real estate                         $ 136,308          $ 137,326
   Commercial real estate                             44,943             42,408
   Real estate construction                            2,599              3,688
   Commercial                                         53,903             42,857
   Consumer                                           69,238             58,560
                                                   ---------          ---------
                                                     306,991            284,839
   Less:  Deferred loan fees                            (750)              (850)
          Allowance for loan losses                   (5,584)            (5,549)
                                                   ---------          ---------
     Total loans                                   $ 300,657          $ 278,440
                                                   =========          =========




Note 4 - Allowance for Loan and Other Real Estate Owned Losses
--------------------------------------------------------------

Changes in the allowances were:

                                                         Six Months Ended
                                                             June 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                          (in thousands)

   Allowance for loan losses:
     Balance at beginning of year                  $   5,549          $   5,306
     Provision charged to expense                         65                168
     Loan charge-offs                                    (91)               (69)
     Recoveries                                           61                 80
                                                   ---------          ---------
     Balance, end of period                        $   5,584          $   5,485
                                                   =========          =========

   Allowance for foreclosed real estate losses:
     Balance at beginning of year                  $      50          $      25
     Provision charged to expense                         13                 53
     Foreclosed real estate write-downs, net             (13)               (38)
                                                   ---------          ---------
     Balance, end of period                        $      50          $      40
                                                   =========          =========

Note 5 - Nonperforming Assets
-----------------------------

                                                    June 30,        December 31,
                                                      1999              1998
                                                  ------------      ------------
                                                       (dollars in thousands)

   Nonaccrual loans
     Residential real estate                       $   1,094          $     705
     Commercial real estate                               25                402
     Commercial                                          156                 60
     Consumer                                             76                 98
                                                   ---------          ---------
       Total nonaccrual loans                          1,351              1,265

   Accruing loans past due 90 days or more                --                 --
                                                   ---------          ---------
       Total nonperforming loans                       1,351              1,265

   Other real estate owned                               320                334
                                                   ---------          ---------
       Total nonperforming assets                  $   1,671          $   1,599
                                                   =========          =========

   Nonperforming loans as a percentage of
     total loans                                        0.44%              0.44%
                                                   =========          =========

   Nonperforming assets as a percentage of
     total assets                                       0.31%              0.31%
                                                   =========          =========




Note 6 - Per Common Share Data
------------------------------

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three and six month periods ended June 30, 1999 and 1998 were as follows:

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                        ------------------    ------------------
                                          1999       1998       1999       1998
                                        -------    -------    -------    -------
                                           (in thousands)        (in thousands)

Basic                                     5,211     5,107        5,184     5,101
Effect of dilutive stock options            340       468          353       466
                                          -----     -----        -----     -----

Diluted                                   5,551     5,575        5,537     5,567
                                          =====     =====        =====     =====

Note 7 - Shareholders' Equity
-----------------------------

The following table presents the components and related tax effects allocated to other comprehensive income for the six month period ended June 30, 1999.

                                                 Before       Tax         Net
                                                  Tax      (Benefit)     of Tax
                                                 Amount     Expense      Amount
                                                -------    ---------    -------
                                                        (in thousands)

   Net unrealized losses on securities
     arising during the period                  $(7,990)    $(2,717)    $(5,273)
   Less: reclassification adjustment for
     gains realized in net income                   754         256         498
                                                -------     -------     -------
   Net unrealized losses on securities          $(8,744)    $(2,973)    $(5,771)
                                                =======     =======     =======



The following table presents the components and related tax effects allocated to other comprehensive income for the six month period ended June 30, 1998.

                                                 Before       Tax         Net
                                                  Tax      (Benefit)     of Tax
                                                 Amount     Expense      Amount
                                                -------    ---------    -------
                                                        (in thousands)

   Net unrealized gains on securities
     arising during the period                  $   216     $   (87)    $   129
   Less: reclassification adjustment for
     gains realized in net income                   812        (327)        485
                                                -------     -------     -------
   Net unrealized losses on securities          $  (596)    $   240     $  (356)
                                                =======     =======     =======



On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% (260,000) of the Corporation's currently outstanding shares of common stock. Purchases are made from time to time in the open market and through private transactions and will continue over the next year. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through August 5, 1999, the Corporation repurchased 70,338 shares at an average price of $16.78.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  COMPARISON OF THE THREE AND SIX MONTH PERIODS
                  ---------------------------------------------
                          ENDED JUNE 30, 1999 AND 1998
                          ----------------------------


The following discussion and analysis presents a review of the financial condition and results of Bancorp Connecticut, Inc. (the "Corporation"). Since Southington Savings Bank (the "Bank") is the sole subsidiary of the Corporation, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank. This review should be read in conjunction with the consolidated condensed financial statements and other financial data presented elsewhere herein.


CHANGES IN FINANCIAL CONDITION

INVESTMENTS - Securities available for sale decreased $13,203,000 or 6.1% to $204,130,000 at June 30, 1999 from $217,333,000 at December 31, 1998. The shift in the market value of the portfolio, as the result of rising interest rates, from unrealized gains totaling $1,251,000 at December 31, 1998 to unrealized losses totaling $7,493,000 at June 30, 1999 was the primary cause of the decrease in securities available for sale. Also, proceeds from maturities and sales (excluding realized gains) of securities and paydowns on mortgage-backed securities exceeded purchases by $5,460,000.

LOANS - Loans  increased  $22,152,000 or 7.8% to  $306,991,000  at June 30, 1999
from $284,839,000 at December 31, 1998 primarily due to a higher volume of commercial loan originations and loans closed by BCI Financial Corporation ("BCIF"), the Bank's auto loan financing subsidiary. Commercial loans and commercial real estate loans increased $13,581,000 or 15.9% and represented 32.2% of the loan portfolio at June 30, 1999. Consumer loans increased $10,678,000 or 18.2% primarily due to loans closed by BCIF. At June 30, 1999, the consumer portfolio of $69,238,000 consisted of 47.6% home equity loans and lines of credit, 44.2% automobile loans and 8.2% other consumer loans.

At June 30, 1999, loans collateralized by residential real estate, including home equity loans and lines of credit, represented 55.6% of the total loan portfolio.

DEPOSITS - Total deposits increased $5,762,000 or 1.7% during the first six months of 1999 from $345,563,000 at December 31, 1998 primarily due to a net inflow of $3,967,000 which principally reflects increases in the Bank's money fund checking product, as well as increases in regular savings accounts and money market deposit products.

BORROWINGS - Advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $1,000,000 or 2.5% during the first six months of 1999. Federal funds purchased and securities sold under agreements to repurchase increased $12,544,000 or 15.6% to $93,060,000 at June 30, 1999 as compared to December 31,
1998. This increase consisted primarily of broker/dealer repurchase agreements which increased $9,320,000 and have been primarily utilized to fund the Bank's loan growth. As of June 30, 1999, broker/dealer repurchase agreements and retail repurchase agreements totaled $71,880,000 and $19,605,000, respectively.


CHANGES IN RESULTS OF OPERATIONS

EARNINGS - Net income for the quarter ended June 30, 1999 was $1,957,000 compared to $1,751,000 for the second quarter of 1998, an increase of 11.8%. Increases in net interest income and noninterest income, partially offset by increased noninterest expense, combined with a lower effective tax rate due to the formation of a passive investment company, were the primary reasons for the higher earnings. The annualized return on average assets was 1.46% for the quarters ended June 30, 1999 and 1998 while the return on average equity rose to 15.65% at June 30, 1999 from 14.55% the previous year.

Net income for the six months ended June 30, 1999 was $3,792,000 compared to $3,496,000 for the same period in 1998, an increase of 8.5%. An increase in net interest income and a lower provision for loan losses, partially offset by increased noninterest expense, combined with a lower effective tax rate due to the formation of a passive investment company, were the principal reasons for the increased earnings. The annualized return on average assets was 1.43% for the six months ended June 30, 1999 compared to 1.48% for the same period in 1998 while the return on average equity rose to 15.29% at June 30, 1999 from 14.64% the previous year.

NET INTEREST INCOME - Net interest income, the difference between interest earned on interest earning assets and interest expense incurred on interest bearing liabilities, is a significant component of the Corporation's consolidated condensed statements of income. Net interest income is affected by changes in the volumes of and rates on interest earning assets and interest bearing liabilities, the volume of interest earning assets funded with noninterest bearing deposits and shareholders' equity, and the level of nonperforming assets.

Average   interest   earning  assets   increased  by  $56,421,000  or  12.1%  to
$522,623,000 for the three months ended June 30, 1999 from $466,202,000 from the same period in 1998.

For the three months ended June 30, 1999 the increase in net interest income on a fully tax equivalent basis of $449,000 or 10.0% from 1998 reflects increases in the average volume of the invested funds and loan portfolios of $18,462,000 and $37,959,000, respectively. In addition, average noninterest bearing demand deposits increased by $3,835,000 or 12.8% during 1999 compared to 1998 which helped reduce the average cost of funds and thus had a positive effect on net interest income.

The interest rate spread was 3.21% for the three months ended June 30, 1999 compared to 3.24% for the same period in 1998. The ratio of net interest income to average interest earning assets on a fully tax equivalent basis was 3.79% for the three months ended June 30, 1999 compared to 3.87% for the same period in 1998. The decrease in the interest rate spread in 1999 compared to 1998 is primarily attributable to a four basis points greater decrease in the average yield on earning assets compared with the average interest rate of funds. The decrease in the average yield on earning assets, in turn, is attributable, in part, to the Bank's increased investment in its loan portfolio at generally lower yields than the average yield on the existing loan portfolio. Additionally, average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 1999 and 1998 and a state income tax rate of 0.0% for 1999 and 9.5% for 1998, due to the formation of a passive investment company in 1999.

Average   interest   earning  assets   increased  by  $55,331,000  or  12.0%  to
$515,861,000 for the six months ended June 30, 1999 from $460,530,000 for the same period in 1998.

For the six months ended June 30, 1999 the increase in net interest income on a fully tax equivalent basis of $717,000 or 8.02% from 1998 reflected increases in the average volume of the invested funds and loan portfolios of $22,262,000 and $33,069,000, respectively. In addition, average noninterest bearing demand deposits increased by $4,586,000 or 15.75% during 1999 compared to 1998 which helped reduce the average cost of funds and thus had a positive effect on net interest income.

The interest rate spread was 3.17% for the six months ended June 30, 1999 compared to 3.26% for the same period in 1998. The ratio of net interest income to average interest earning assets on a fully tax equivalent basis was 3.74% for the six months ended June 30, 1999 compared to 3.89% for the same period in 1998. The decrease in the interest rate spread in 1999 compared to 1998 is primarily attributable to a greater decrease in the average yield on earning assets compared with the average interest rate of funds. The decrease in the average yield on earning assets, in turn, is attributable in part to the Bank's increased investment in its securities and loan portfolios at generally lower yields than the average yield on the existing securities and loan portfolios. Additionally, average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 1999 and 1998 and a state income tax rate of 0.0% for 1999 and 9.5% for 1998, due to the formation of a passive investment company in 1999.

PROVISION FOR LOAN LOSSES - For the three months ended June 30, 1999 and 1998, the provisions for loan losses were $35,000 and $68,000, respectively. Net loan charge-offs totaled $31,000 for the second three months of 1999 compared to net loan recoveries of $32,000 for the same period in 1998.

For the six months ended June 30, 1999 and 1998, the provisions for loan losses were $65,000 and $168,000, respectively. Net loan charge-offs totaled $30,000 for the six months ended June 30, 1999 compared to net loan recoveries of $11,000 during the same period in 1998. The allowance for loan losses was $5,584,000 or 1.82% of outstanding loans as of June 30, 1999 compared to $5,485,000 or 2.09% of outstanding loans as of June 30, 1998. Nonperforming loans were $1,351,000 as of June 30, 1999 and $2,408,000 as of June 30, 1998,
representing .44% and .92%, respectively, of outstanding loans.

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

Strong current economic conditions in the Bank's lending area combined with the aforementioned decrease in nonperforming loans are the principal reasons for the lower provisions for loan losses for the quarter and six month period ended June 30, 1999 as compared to the same periods in 1998.

NONINTEREST INCOME - Total noninterest income increased by $56,000 or 5.8% to $1,026,000 in the second quarter of 1999 from $970,000 for the same period in 1998. During the second quarter of 1999, the Corporation recognized total net securities gains of $352,000 on the sale of securities available for sale compared to $338,000 in 1998. Net trading account gains totaled $18,000 for the second quarter compared to net trading gains of $15,000 for the same period in 1998. Brokerage servicing fees decreased $79,000 for the second quarter of 1999 compared to 1998 due to lower sales volume. Other income totaled $270,000 in 1999 compared to $169,000 in 1998, representing an increase of $101,000 or 59.8%. This increase reflected increased fee income generated by BCIF as well as increased insurance fees recorded by the Bank.

Total noninterest income increased by $33,000 or 1.7% to $2,003,000 for the six months ended June 30, 1999 from $1,970,000 for the same period in 1998. During 1999, the Corporation recognized total net securities gains of $754,000 on the sale of securities available for sale compared to $812,000 in 1998, a decrease of $58,000 or 7.1%. Net trading account losses totaled $9,000 for the six month period compared to net trading gains of $41,000 for the same period in 1998. Brokerage servicing fees decreased $104,000 or 46.6% for the six months ended June 30, 1999 compared to 1998 due to lower sales volume. Other income totaled $482,000 in 1999 compared to $288,000 in 1998, representing an increase of $194,000 or 67.4%. This increase reflected increased fee income generated by BCIF as well as increased insurance fees and increased call option premiums recorded by the Bank.

NONINTEREST EXPENSE - Operating expenses increased $498,000 or 20.2% to $2,968,000 in the second quarter of 1999 from $2,470,000 in 1998.

Salaries and employee benefits were $236,000 or 16.3% higher in 1999 compared to 1998 reflecting increased staffing levels due to the start-up of BCIF and the new Wallingford branch facility in the second and third quarters of 1998, respectively, and, to a lesser extent, scheduled employee annual salary increases. Increased group medical and retirement benefit costs as well as an increase in the utilization of temporary employees during 1999 contributed to the higher level of employee expense.

The expenses related to furniture and equipment totaled $243,000 for the second quarter of 1999 compared to $119,000 for the same period in 1998, an increase of $124,000 or 104.2%. Higher depreciation and maintenance charges related to the Bank's installation of the new in-house core processing system during the second quarter of 1998 were primarily responsible for the increase.

The increase in other noninterest expenses of $106,000 or 31.0% reflected a net increase in a number of miscellaneous expense categories. The most significant increases in these categories were expenses incurred in 1999 for Year 2000 testing and increased expenditures for telephone service and computer supplies related to the new in-house core processing system as well as the increase in the minority interest in the net income of BCIF.

Operating expenses increased $1,051,000 or 22.0% to $5,831,000 for the six months ended June 30, 1999 from $4,780,000 in 1998.

Salaries and employee benefits were $581,000 or 21.5% higher in 1999 compared to 1998 reflecting increased staffing levels due to the start-up of BCIF and the new Wallingford branch facility in the second and third quarters of 1998, respectively, and, to a lesser extent, scheduled employee annual salary increases. Increased group medical and retirement benefit costs as well as an increase in the utilization of temporary employees during 1999 contributed to the higher level of employee expense.

The expenses related to furniture and equipment totaled $483,000 for the first six months of 1999 compared to $242,000 for the same period in 1998, an increase of $241,000 or 99.6%. Higher depreciation and maintenance charges related to the Bank's installation of the new in-house core processing system during the second quarter of 1998 were primarily responsible for the increase.

The increase in other noninterest expenses of $188,000 or 26.1% reflected a net increase in a number of miscellaneous expense categories. The most significant increases in these categories were expenses incurred in 1999 for Year 2000 testing and increased expenditures for telephone service and customer and computer supplies related to the new in-house core processing system as well as the increase in the minority interest in the net income of BCIF.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months
ended  June  30,  1999  and  1998  was  $831,000  and  $852,000,   respectively,
representing effective tax rates of 29.8% and 32.7%, respectively.

The provision for income taxes for the six months ended June 30, 1999 and 1998 was $1,567,000 and $1,793,000, respectively, representing effective tax rates of 29.2% and 33.9%, respectively.

On May 19, 1998, the Connecticut state legislature enacted legislation which permits financial services companies which maintain an office in Connecticut, and have a minimum of five employees (among other provisions), the authority to create a limited passive investment company ("PIC") for the purpose of holding for investment loans collateralized by real estate free from Connecticut corporation business tax. The regulation is effective for income tax years beginning January 1, 1999. During the fourth quarter of 1998, the Bank formed a passive investment company, SSB Mortgage Corporation. Subsequently, for tax years beginning January 1, 1999, the Corporation's state tax expense has been eliminated resulting in the lower effective tax rates mentioned above for the quarter and six month period ended June 30, 1999 as compared to the same periods in 1998.

LIQUIDITY - The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of a banking institution's sources and uses of funds. The Bank's Asset Liability Committee is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from correspondent banks and securities sold under repurchase agreements. Such sources are supplemented by interest bearing deposits with banks, Federal funds sold and unencumbered securities available for sale. Brokered deposits were not utilized as a source of funds during 1999 or 1998, and none were outstanding as of June 30, 1999.

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of June 30, 1999, qualified collateral totaled $135,194,000. The Bank's actual borrowings on that date were $41,630,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the six months ended June 30, 1999 and 1998 and is summarized below.

During the current period, cash and cash equivalents increased by $3,039,000, as net cash provided by operating activities and financing activities exceeded the $16,072,000 of net cash used for investing activities.

Net cash used for investing activities, which primarily reflects the net redeployment of funds into the loan portfolio, was $16,072,000 for the six months ended June 30, 1999. During the first six months of 1999, the Corporation experienced net originations of loans totaling $22,209,000 which were funded by a net decreased investment in securities in the amount of $6,214,000 and increased deposits and borrowings.

The net cash provided by financing activities of $18,064,000 for the first six months of 1999 primarily reflected net increases in deposits of $5,762,000 and a net increase in funds borrowed from the FHLB of $1,000,000. The net increase in Federal funds purchased and repurchase agreements of $12,544,000 consisted primarily of broker/dealer repurchase agreements which increased $9,320,000 and have been primarily utilized to fund the Bank's loan growth.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

                                                                          To Be Well Capitalized
                                                                          Under Prompt Corrective
                                                      Actual                 Action Provisions
                                                ------------------        -----------------------
                                                  Amount    Ratio           Amount        Ratio
                                                ---------  -------        ---------      --------
   As of June 30, 1999:
     Total Capital (to Risk Weighted Assets)    $ 52,400    15.91  % >/=  $ 32,932 >/=   10.0 %
     Tier I Capital (to Risk Weighted Assets)     48,281    14.66    >/=    19,759 >/=    6.0
     Tier I Capital (to Average Assets)           48,281     8.99    >/=    26,844 >/=    5.0



On April 21, 1999, the Board of Directors of the Corporation declared a cash dividend of $.15 per common share which was paid on May 17, 1999 to shareholders of record on May 3, 1999. Subsequent to June 30, 1999, the Board of Directors of the Corporation declared a cash dividend of $.15 per common share payable on August 16, 1999 to shareholders of record on August 2, 1999.

On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% (260,000) of the Corporation's currently outstanding shares of common stock. Purchases are made from time to time in the open market and through private transactions and will continue over the next year. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through August 5, 1999, the Corporation repurchased 70,338 shares at an average price of $16.78.


Year 2000
---------

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

RISK ASSESSMENT PHASE: Beginning in March 1998, an assessment of all hardware, software, networks and other processing platforms was performed. Year 2000 problems have been identified and mission critical applications prioritized. In July 1998, the Bank completed the conversion to a new core processing system utilizing Jack Henry & Associates software and IBM AS400 hardware, both of which have been certified Year 2000 compliant. This new data processing solution addresses many of the Bank's mission critical applications. The risk assessment phase includes the development of contingency plans for all mission critical applications. The development of contingency plans lagged behind the original target date because of the need to reevaluate the risk assessments as a result of the bankwide effort to convert to the new processing system. The risk assessment phase was completed by December 31, 1998 and the contingency plan was completed by June 30, 1999.

RENOVATION PHASE: Management established a December 31, 1998 target date for replacement or modification of the Bank's mission critical internal applications to allow for a full year of testing. This phase was essentially completed ahead of time with the replacement of the core data processing system.

VALIDATION PHASE: This phase provides for the testing of hardware, software, interfaces and integration with other systems. It also includes testing and certifying third parties for Year 2000 readiness. The Bank's new core processing system has been certified Year 2000 compliant by its manufacturer. However, the Bank performed its own independent tests rather than utilize proxy testing results from the vendor. In addition, the Bank retained the services of an independent party to review overall plan effectiveness and the results of testing. The validation phase on all critical systems was completed by June 30, 1999.

IMPLEMENTATION PHASE: As applications become certified they will be considered to be placed into service. Management will assess the impact of any system failing the certification tests and will implement the contingency plan developed for that application. The Bank's primary internal technological systems include core processing system, teller equipment and local area network have already been placed into service. Implementation of all critical systems was completed by June 30, 1999.

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

Due to the recent conversion, the Bank does not expect to incur any additional significant Year 2000 costs for further equipment replacement. Management expects to incur Year 2000 readiness costs primarily from labor costs in the testing and validation of systems, professional consulting costs and marketing costs to keep customers informed of Year 2000 progress. Management has budgeted $100,000 for those costs and does not expect to exceed this amount.

RISKS AND CONTINGENCIES
Based upon a self-assessment of its current Year 2000 readiness, management believes the greatest Year 2000 uncertainties and exposures are not within its own technological systems but within its third-party vendor relationships and its commercial borrowers.

As of year-end 1998, the Bank has devoted the majority of its efforts to convert to the new core processing system. By June 30, 1999, when the validation phase of the Year 2000 was completed, significant third-party vendor exposures were identified and contingency plans developed to reduce those exposures.

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

Average Balance Sheets, Net Interest Income and Interest Rates(a)
-----------------------------------------------------------------

                                                                    Three Months Ended June 30,
                                               -------------------------------------------------------------------
                                                             1999                                1998
------------------------------------------------------------------------------------------------------------------
                                                Average                 Yield/      Average                 Yield/
(dollars in thousands)                          Balance    Interest    Rate(c)      Balance    Interest    Rate(c)
------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:
  Loans(b)                                     $298,514     $ 5,970      8.00%     $260,555     $ 5,614      8.62%
  Taxable investment securities
    (at cost)(c)                                209,128       3,429      6.56%      196,387       3,221      6.56%
  Municipal bonds(c)                              3,495          60      6.87%        3,339          59      7.07%
  Federal funds sold                              8,433          98      4.65%        2,872          39      5.43%
  Other interest-earning assets                   3,053          47      6.16%        3,049          41      5.38%
                                               --------     -------                --------     -------
Total interest-earning assets                   522,623       9,604      7.35%      466,202       8,974      7.71%
                                               --------     -------                --------     -------
Noninterest-earning assets                       14,795                              14,355
                                               --------                            --------
TOTAL ASSETS                                   $537,418                            $480,557
                                               ========                            ========

LIABILITIES AND EQUITY

Interest-bearing liabilities:
  NOW and savings deposits                     $154,070     $   976      2.53%     $134,348     $   873      2.60%
  Time deposits                                 157,416       1,888      4.80%      163,510       2,180      5.33%
  FHLB of Boston advances                        41,632         531      5.10%       23,929         338      5.65%
  Federal funds purchased and securities
    sold under agreements to repurchase          97,207       1,261      5.19%       79,267       1,084      5.47%
                                               --------     -------                --------     -------
Total interest-bearing liabilities              450,325       4,656      4.14%      401,054       4,475      4.46%
                                               --------     -------                --------     -------
Noninterest-bearing liabilities:
  Demand deposits                                33,682                              29,847
  Other                                           3,395                               1,511
Shareholders' equity                             50,016                              48,145
                                               --------                            --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                         $537,418                            $480,557
                                               ========                            ========
Net interest income on a tax
  equivalent basis(c)                                         4,948                               4,499
Tax equivalent adjustment                                      (183)                               (328)
                                                            -------                             -------
Net interest income                                         $ 4,765                             $ 4,171
                                                            =======                             =======
Net interest spread (tax equivalent basis)                               3.21%                               3.24%
                                                                         ====                                ====
Net interest margin (tax equivalent basis)                               3.79%                               3.87%
                                                                         ====                                ====


(a)  Computed on an annualized basis.
(b)  Average balances for loans include nonaccrual and renegotiated balances.
(c) Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% for 1999 and 1998 and a state income tax rate of 9.5% in 1998.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES(A)

                                                                      Six Months Ended June 30,
                                                ---------------------------------------------------------------------
                                                              1999                                 1998
---------------------------------------------------------------------------------------------------------------------
                                                Average                   Yield/     Average                   Yield/
(dollars in thousands)                          Balance     Interest     Rate(c)     Balance     Interest     Rate(c)
---------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:
  Loans(b)                                     $293,435     $ 11,758      8.01%     $260,366     $ 11,228      8.62%
  Taxable investment securities
    (at cost)(c)                                211,087        6,813      6.46%      188,094        6,317      6.72%
  Municipal bonds(c)                              3,519          122      6.93%        3,340          118      7.07%
  Federal funds sold                              4,656          108      4.64%        5,957          160      5.37%
  Other interest-earning assets                   3,164           94      5.94%        2,773           75      5.41%
                                               --------     --------                --------     --------
Total interest-earning assets                   515,861       18,895      7.33%      460,530       17,898      7.78%
                                               --------     --------                --------     --------
Noninterest-earning assets                       15,544                               14,394
                                               --------                             --------
TOTAL ASSETS                                   $531,405                             $474,924
                                               ========                             ========

LIABILITIES AND EQUITY

Interest-bearing liabilities:
  NOW and savings deposits                     $150,970     $  1,894      2.51%     $132,721     $  1,813      2.73%
  Time deposits                                 158,490        3,868      4.88%      165,803        4,419      5.33%
  FHLB of Boston advances                        42,113        1,071      5.09%       23,500          694      5.91%
  Federal funds purchased and securities
    sold under agreements to repurchase          92,882        2,409      5.19%       74,827        2,036      5.44%
                                               --------     --------                --------     --------
Total interest-bearing liabilities              444,455        9,242      4.16%      396,851        8,962      4.52%
                                               --------     --------                --------     --------
Noninterest-bearing liabilities:
  Demand deposits                                33,696                               29,110
  Other                                           3,261                                1,214
Shareholders' equity                             49,993                               47,749
                                               --------                             --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                         $531,405                             $474,924
                                               ========                             ========
Net interest income on a tax
  equivalent basis(c)                                          9,653                                8,936
Tax equivalent adjustment                                       (401)                                (669)
                                                            --------                             --------
Net interest income                                         $  9,252                             $  8,267
                                                            ========                             ========
Net interest spread (tax equivalent basis)                                3.17%                                3.26%
                                                                          ====                                 ====
Net interest margin (tax equivalent basis)                                3.74%                                3.89%
                                                                          ====                                 ====


(a)  Computed on an annualized basis.
(b)  Average balances for loans include nonaccrual and renegotiated balances.
(c) Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% for 1999 and 1998 and a state income tax rate of 9.5% in 1998.

RATE/VOLUME ANALYSIS

                                              Three Months Ended June 30, 1999     Six Months Ended June 30, 1999
                                                      Compared to 1998                     Compared to 1998
                                             -----------------------------------  --------------------------------
                                             Increase (Decrease)                   Increase (Decrease)
                                                    Due to                                Due to
                                             -------------------                  ---------------------
(in thousands)                                Volume       Rate       Net(1)       Volume        Rate       Net(1)
--------------------------------------------------------------------------------  --------------------------------
Interest earned on:
  Loans                                      $   779      $(423)     $   356      $ 1,361      $  (831)     $ 530
  Taxable investment securities                  209         (1)         208          749         (253)       496
  Municipal bonds                                  3         (2)           1            6           (2)         4
  Federal funds sold                              65         (6)          59          (32)         (20)       (52)
  Other interest-earning assets                   --          6            6           11            8         19
                                             -------      -----      -------      -------      -------      -----
                                               1,056       (426)         630        2,095       (1,098)       997
                                             -------      -----      -------      -------      -------      -----
Interest paid on:
  NOW and savings deposits                       125        (22)         103          237         (156)        81
  Time deposits                                  (79)      (213)        (292)        (189)        (362)      (551)
  FHLB of Boston advances                        229        (36)         193          485         (108)       377
  Federal funds purchased and securities
    sold under agreements to repurchase          235        (58)         177          472          (99)       373
                                             -------      -----      -------      -------      -------      -----
                                                 510       (329)         181        1,005         (725)       280
                                             -------      -----      -------      -------      -------      -----
Change in net interest income                $   546      $ (97)     $   449      $ 1,090      $  (373)     $ 717
                                             =======      =====      =======      =======      =======      =====



(1) The change in interest income due to both tax equivalent rate and volume has been allocated to volume and tax equivalent rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Bank manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk has not significantly changed from the prior year.

PART II.


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a.   Wednesday May 19, 1999

         b.   Directors elected at this meeting:
                  Michael J. Karabin
                  David P. Kelly
                  Ralph G. Mann
                  Anthony S. Pizzitola

         c. Directors whose term of office as director continued after this meeting:
                  Andrew J. Meade
                  Frank R. Miller
                  Robert D. Morton
                  Dennis J. Stanek
                  Norbert H. Beauchemin
                  Walter J. Hushak
                  Frederick E. Kuhr
                  Joseph J. Laporte

         c.1. The election of four directors for a three year term who, with the eight directors whose term of office do not expire at this meeting, will constitute the full Board of Directors.

                                                   For             Withheld
                                                ---------          --------
                  Michael J. Karabin            3,898,776           91,218
                  David P. Kelly                3,895,784           94,210
                  Ralph G. Mann                 3,907,122           82,872
                  Anthony S. Pizzitola          3,904,530           85,464

         c.2. The ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 1999.

                                      For         Against        Abstain
                                   ---------      -------        -------
                  Total votes      3,963,118       6,936         19,938


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


         (b)  Reports on Form 8-K

The registrant did not file any Report on Form 8-K during the second quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Bancorp Connecticut, Inc.
                                       -----------------------------------
                                                   (Registrant)






Date:   August 13, 1999                /s/ Robert D. Morton
     --------------------              -----------------------------------
                                           Robert D. Morton
                                           President and Chief
                                             Executive Officer
                                           (Principal Executive Officer)
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit No.     Description
         -----------     -----------

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