Form 10-Q
period 1999-09-30
BANCORP CONNECTICUT INC
filed 1999-11-15
CIK 921746

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                        Commission File Number 34-0-25158
                                               ----------

                            BANCORP CONNECTICUT, INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                     06-1394443
----------------------------------             ---------------------------------
   (State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)

121 Main Street, Southington, Connecticut                    06489
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code      (860) 628-0351
                                                  ------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $1.00 par value - 5,190,575 shares as of November 10, 1999
--------------------------------------------------------------------------------

                            BANCORP CONNECTICUT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.
                                                                            Page
 Item 1.   Financial Statements

           Consolidated Condensed Statements of Condition as of
             September 30, 1999 (unaudited) and December 31, 1998...........  3

           Consolidated Condensed Statements of Income for the
             Three Months Ended September 30, 1999 and 1998 (unaudited).....  4

           Consolidated Condensed Statements of Income for the
             Nine Months Ended September 30, 1999 and 1998 (unaudited)......  5

           Consolidated Condensed Statements of Changes in Shareholders'
             Equity for the Nine Months Ended
             September 30, 1999 and 1998 (unaudited)........................  6

           Consolidated Condensed Statements of Cash Flows for the
             Nine Months Ended September 30, 1999 and 1998 (unaudited)......  7

           Notes to Consolidated Condensed Financial Statements (unaudited).  8

 Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 13

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk....... 24

PART II.

 Item 1.   Legal Proceedings................................................ 25

 Item 2.   Changes in Securities and Use of Proceeds........................ 25

 Item 3.   Defaults Upon Senior Securities.................................. 25

 Item 4.   Submission of Matters to a Vote of Security Holders.............. 25

 Item 5.   Other Information................................................ 25

 Item 6.   Exhibits and Reports on Form 8-K................................. 25

Signatures.................................................................. 27

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

                                                                  September 30,  December 31,
(dollars in thousands, except per share data)                          1999          1998
---------------------------------------------------------------------------------------------
                                                                   (unaudited)     (Note 1)
ASSETS
Cash and due from banks                                             $   9,510      $  11,163
Interest bearing deposits with banks                                      294             15
Federal funds sold                                                      9,625           --
                                                                    ---------      ---------
           Cash and cash equivalents                                   19,429         11,178
                                                                    ---------      ---------
Securities available-for-sale (at market value)                       212,491        217,333
Trading account securities                                                218            172
Federal Home Loan Bank stock                                            3,642          2,832
Loans                                                                 315,551        284,839
Less:
   Deferred loan fees                                                    (714)          (850)
   Allowance for loan losses                                           (5,610)        (5,549)
                                                                    ---------      ---------
           Net loans                                                  309,227        278,440
                                                                    ---------      ---------
Deferred income taxes                                                   6,709          1,901
Premises and equipment, net                                             4,121          4,524
Accrued income receivable                                               3,294          3,077
Foreclosed real estate, net                                               316            334
Other assets                                                            3,100          1,585
                                                                    ---------      ---------
           Total assets                                             $ 562,547      $ 521,376
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits                                                        $ 345,120      $ 345,563
    Advances from Federal Home Loan Bank of Boston                     72,830         40,630
    Federal funds purchased and securities sold under
      agreements to repurchase                                         94,645         80,516
    Accrued taxes, expenses and other liabilities                       5,743          4,751
                                                                    ---------      ---------
           Total liabilities                                          518,338        471,460
                                                                    ---------      ---------

COMMITMENTS AND CONTINGENCIES                                            --             --

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value: authorized 1,000,000 shares;
      none issued and outstanding                                        --             --
    Common stock, $1.00 par value: authorized 7,000,000 shares;
      issued 5,811,188 shares in 1999 and
      5,653,406 shares in 1998                                          5,811          5,653
    Additional paid-in capital                                         18,345         17,421
    Retained earnings                                                  35,244         31,761
    Accumulated other comprehensive (loss) income                      (8,181)           825
    Treasury stock at cost: 594,836 shares in 1999 and
      519,498 shares in 1998                                           (7,010)        (5,744)
                                                                    ---------      ---------
           Total shareholders' equity                                  44,209         49,916
                                                                    ---------      ---------
           Total liabilities and shareholders' equity               $ 562,547      $ 521,376
                                                                    =========      =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                                     Three Months Ended
                                                                        September 30,
                                                                ----------------------------
(dollars in thousands, except per share data)                       1999             1998
--------------------------------------------------------------------------------------------
                                                                         (unaudited)
INTEREST INCOME:
    Interest on loans, including fees                           $     6,229      $     5,629
                                                                -----------      -----------
    Interest and dividends on investment securities:
      Interest income                                                 2,952            2,437
      Dividend income                                                   562              786
      Interest on trading account                                         1                4
                                                                -----------      -----------
                                                                      3,515            3,227
                                                                -----------      -----------
    Interest on federal funds sold                                       99               63
    Other interest and dividends                                         50               42
                                                                -----------      -----------
        Total interest income                                         9,893            8,961
                                                                -----------      -----------
INTEREST EXPENSE:
    Savings deposits                                                    663              633
    Time deposits                                                     1,901            2,148
    NOW accounts                                                        342              246
                                                                -----------      -----------
                                                                      2,906            3,027
    Interest on borrowed money                                        1,959            1,737
                                                                -----------      -----------
        Total interest expense                                        4,865            4,764
                                                                -----------      -----------
        Net interest income                                           5,028            4,197
Provision for loan losses                                               157               50
                                                                -----------      -----------
        Net interest income after provision for loan losses           4,871            4,147
                                                                -----------      -----------
NONINTEREST INCOME:
    Net securities (losses) gains                                      (262)             354
    Net trading account losses                                          (26)            (178)
    Gain on sale of trust operations                                    356             --
    Service charges on deposit accounts                                 210              178
    Brokerage servicing fees                                            137              107
    Option call premiums                                                132               65
    Trust fees                                                          130              160
    Other                                                               274               76
                                                                -----------      -----------
      Total noninterest income                                          951              762
                                                                -----------      -----------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                    1,777            1,598
    Furniture and equipment                                             257              261
    Net occupancy                                                       148              129
    Data processing                                                     140              166
    Advertising                                                         132              114
    Other                                                               697              587
                                                                -----------      -----------
      Total noninterest expense                                       3,151            2,855
                                                                -----------      -----------
        Income before income taxes                                    2,671            2,054
Provision for income taxes                                              700              525
                                                                -----------      -----------
        NET INCOME                                              $     1,971      $     1,529
                                                                ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                         5,196,752        5,115,183
    Diluted                                                       5,537,575        5,538,043
NET INCOME PER COMMON SHARE:
    Basic                                                       $      0.38      $      0.30
    Diluted                                                     $      0.36      $      0.28

CASH DIVIDEND PER SHARE                                         $     0.150      $     0.135


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                                      Nine Months Ended
                                                                        September 30,
                                                                ----------------------------
(dollars in thousands, except per share data)                       1999             1998
--------------------------------------------------------------------------------------------
                                                                        (unaudited)
INTEREST INCOME:
    Interest on loans, including fees                           $    17,987      $    16,857
                                                                -----------      -----------
    Interest and dividends on investment securities:
      Interest income                                                 8,416            6,547
      Dividend income                                                 1,632            2,442
      Interest on trading account                                         3                7
                                                                -----------      -----------
                                                                     10,051            8,996
                                                                -----------      -----------
    Interest on federal funds sold                                      207              224
    Other interest and dividends                                        142              114
                                                                -----------      -----------
        Total interest income                                        28,387           26,191
                                                                -----------      -----------
INTEREST EXPENSE:
    Savings deposits                                                  1,958            1,995
    Time deposits                                                     5,769            6,567
    NOW accounts                                                        941              697
                                                                -----------      -----------
                                                                      8,668            9,259
    Interest on borrowed money                                        5,439            4,467
                                                                -----------      -----------
        Total interest expense                                       14,107           13,726
                                                                -----------      -----------
        Net interest income                                          14,280           12,465
Provision for loan losses                                               222              218
                                                                -----------      -----------
        Net interest income after provision for loan losses          14,058           12,247
                                                                -----------      -----------
NONINTEREST INCOME:
    Net securities gains                                                492            1,166
    Net trading account losses                                          (35)            (137)
    Service charges on deposit accounts                                 565              504
    Trust fees                                                          431              440
    Gain on sale of trust operations                                    356             --
    Option call premiums                                                300              193
    Brokerage servicing fees                                            256              330
    Other                                                               589              238
                                                                -----------      -----------
      Total noninterest income                                        2,954            2,734
                                                                -----------      -----------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                    5,058            4,298
    Furniture and equipment                                             740              504
    Net occupancy                                                       446              385
    Data processing                                                     425              536
    Advertising                                                         305              328
    Other                                                             2,008            1,587
                                                                -----------      -----------
      Total noninterest expense                                       8,982            7,638
                                                                -----------      -----------
        Income before income taxes                                    8,030            7,343
Provision for income taxes                                            2,267            2,318
                                                                -----------      -----------
        NET INCOME                                              $     5,763      $     5,025
                                                                ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                         5,188,442        5,106,080
    Diluted                                                       5,537,771        5,555,980
NET INCOME PER COMMON SHARE:
    Basic                                                       $      1.11      $      0.98
    Diluted                                                     $      1.04      $      0.90

CASH DIVIDEND PER SHARE                                         $      0.44      $      0.40


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY BANCORP CONNECTICUT, INC.
(unaudited)


                                                                                Accumulated
                                                                                   Other
                                                                               Comprehensive
                                                         Additional                Income                   Total
                                               Common     Paid-In    Retained    Unrealized    Treasury  Shareholders'
(dollars in thousands, except per share data)  Stock      Capital    Earnings   Gains(Losses)   Stock       Equity
---------------------------------------------  ------    ----------  --------  --------------  --------  -------------

BALANCE, DECEMBER 31, 1997                    $ 5,612     $17,051    $ 28,149     $ 1,879      $(5,744)    $ 46,947
                                                                                                           --------
  Net income                                     --          --         5,025        --           --          5,025
  Decrease in net unrealized gain on
    securities available-for-sale                --          --          --        (1,077)        --         (1,077)
                                                                                                           --------
      Total comprehensive income                                                                              3,948
                                                                                                           --------
  Stock options exercised                          24         184        --          --           --            208
  Cash dividends declared ($0.40 per share)      --          --        (2,041)       --           --         (2,041)
  Tax benefits related to common stock
    options exercised                            --            82        --          --           --             82
                                              -------     -------    --------     -------      -------     --------

BALANCE, SEPTEMBER 30, 1998                   $ 5,636     $17,317    $ 31,133     $   802      $(5,744)    $ 49,144
                                              =======     =======    ========     =======      =======     ========


BALANCE, DECEMBER 31, 1998                    $ 5,653     $17,421    $ 31,761     $   825      $(5,744)    $ 49,916
                                                                                                           --------
  Net income                                     --          --         5,763        --           --          5,763
  Decrease in unrealized gain on
    securities available-for-sale                --          --          --        (9,006)        --         (9,006)
                                                                                                           --------
      Total comprehensive loss                                                                               (3,243)
                                                                                                           --------
  Stock options exercised                         158         809        --          --           --            967
  Cash dividends declared ($0.44 per share)      --          --        (2,280)       --           --         (2,280)
  Treasury stock purchased                       --          --          --          --         (1,266)      (1,266)
  Tax benefits related to common stock
    options exercised                            --           115        --          --           --            115
                                              -------     -------    --------     -------      -------     --------
BALANCE, SEPTEMBER 30, 1999                   $ 5,811     $18,345    $ 35,244     $(8,181)     $(7,010)    $ 44,209
                                              =======     =======    ========     =======      =======     ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
(dollars in thousands)                                      1999         1998
--------------------------------------------------------------------------------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   5,763    $   5,025
                                                         ---------    ---------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of bond premiums (accretion of
        discounts), net                                     (1,750)        (475)
      Deferred income tax provision (benefit)                 (168)         325
      Provision for loan losses                                222          218
      Provision for foreclosed real estate losses               43           53
      Gain on sale of foreclosed real estate                   (11)        (123)
      Amortization of deferred loan points                    (185)        (220)
      Realized investment security gains                      (492)      (1,166)
      Gain on sale of trust operations                        (356)        --
      Depreciation and amortization                            624          404
      Net trading account losses                                35          137
      (Increase) decrease in trading account                   (81)          94
      Increase in accrued income receivable                   (217)        (426)
      Increase in other assets                              (1,409)      (1,041)
      Increase (decrease) in accrued expenses
        payable and other liabilities                        1,107          (53)
                                                         ---------    ---------
           Total adjustments                                (2,638)      (2,273)
                                                         ---------    ---------
           Net cash provided by operating activities         3,125        2,752
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale              (110,273)    (147,584)
  Proceeds from sales of securities available-for-sale      71,937       56,481
  Proceeds from maturities of securities                    19,024       13,088
  Paydowns on mortgage-backed securities                    12,749       18,623
  Purchases of Federal Home Loan Bank (FHLB) stock            (810)        (737)
  Net increase in loans                                    (30,849)      (8,758)
  Purchases of premises and equipment, net                    (186)      (1,831)
  Proceeds from sale of trust operations                       106         --
  Proceeds from sales of foreclosed real estate, net           121          762
                                                         ---------    ---------
           Net cash used for investing activities          (38,181)     (69,956)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                             (4,249)      (5,290)
  Net increase in other deposits                             3,806       14,119
  Proceeds from FHLB borrowings                             53,000      148,668
  Repayment of FHLB borrowings                             (20,800)    (124,276)
  Net increase in Federal funds purchased and
    repurchase agreements                                   14,129       33,974
  Proceeds from exercise of stock options                      967          208
  Repurchase common stock                                   (1,266)        --
  Cash dividends paid                                       (2,280)      (2,042)
                                                         ---------    ---------
           Net cash provided by financing activities        43,307       65,361
                                                         ---------    ---------

           Net increase (decrease) in cash and
             cash equivalents                                8,251       (1,843)
Cash and cash equivalents at beginning of period            11,178       10,717
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  19,429    $   8,874
                                                         =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Decrease in net unrealized gain on securities
    available-for-sale                                   $  (9,006)   $  (1,077)
  Transfer of loans to foreclosed real estate                  137          131


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

The consolidated condensed statement of condition as of September 30, 1999, the consolidated condensed statements of income for the three and nine month periods ended September 30, 1999 and 1998, and the consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Corporation without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Corporation as of September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and the changes in shareholders' equity and cash flows for the nine month periods ended September 30, 1999 and 1998. Results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results for any other period.

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

Note 2 - Securities
-------------------

The amortized cost, gross unrealized gains and losses and estimated market values of securities available-for-sale as of September 30, 1999 and December 31, 1998 were as follows:

                                              September 30, 1999
                                ------------------------------------------------
                                              Gross        Gross       Estimated
                                Amortized  Unrealized    Unrealized      Market
                                   Cost       Gains        Losses        Value
                                ---------  ----------    ----------    ---------
                                                (in thousands)

United States Government and
  agency obligations            $ 61,604    $     28     $  (8,274)    $ 53,358
Municipal bonds                    5,477          48           (33)       5,492
Corporate bonds                      941        --              (8)         933
Mortgage-backed securities        76,912           1        (2,372)      74,541
Capital trust preferreds          26,022          97        (1,379)      24,740
Marketable equity securities      53,329       1,075        (1,618)      52,786
Mutual funds                         602          40            (1)         641
                                --------    --------     ---------     --------
                                $224,887    $  1,289     $ (13,685)    $212,491
                                ========    ========     =========     ========


                                              December 31, 1998
                                ------------------------------------------------
                                              Gross        Gross       Estimated
                                Amortized  Unrealized    Unrealized      Market
                                   Cost       Gains        Losses        Value
                                ---------  ----------    ----------    ---------
                                                (in thousands)

United States Government and
  agency obligations            $ 47,547    $    277     $     (69)    $ 47,755
Municipal bonds                    3,584         101            (2)       3,683
Mortgage-backed securities        93,034         168           (70)      93,132
Capital trust preferreds          13,174         130          (338)      12,966
Marketable equity securities      58,141       1,925          (863)      59,203
Mutual funds                         602          15           (23)         594
                                --------    --------     ---------     --------
                                $216,082    $  2,616     $  (1,365)    $217,333
                                ========    ========     =========     ========

Note 3 - Loans
--------------

The composition of the loan portfolio was:

                                              September 30,     December 31,
                                                  1999              1998
                                              -------------     ------------
                                                       (in thousands)

     Commercial                                 $  59,022        $  42,857
     Commercial real estate                        45,014           42,408
     Residential real estate                      135,184          137,326
     Real estate construction                       3,115            3,688
     Consumer                                      73,216           58,560
                                                ---------        ---------
                                                  315,551          284,839
     Less:
       Deferred loan fees                            (714)            (850)
       Allowance for loan losses                   (5,610)          (5,549)
                                                ---------        ---------
         Total loans                            $ 309,227        $ 278,440
                                                =========        =========



Note 4 - Allowance for Loan and Foreclosed Real Estate Losses
--------------------------------------------------------------

Changes in the allowances were:

                                                      Nine Months Ended
                                                        September 30,
                                                --------------------------
                                                   1999             1998
                                                ---------        ---------
                                                       (in thousands)

     Allowance for loan losses:
       Balance, beginning of year               $   5,549        $   5,306
       Provision charged to expense                   222              218
       Loan charge-offs                              (240)             (85)
       Recoveries                                      79               95
                                                ---------        ---------
       Balance, end of period                   $   5,610        $   5,534
                                                =========        =========

     Allowance for foreclosed real
       estate losses:
         Balance, beginning of year             $      50        $      25
         Provision charged to expense                  43               53
         Foreclosed real estate
           write-downs, net                           (43)             (38)
                                                ---------        ---------
         Balance, end of period                 $      50        $      40
                                                =========        =========

Note 5 - Nonperforming Assets
-----------------------------

The balances of nonperforming assets were:

                                                    September 30,   December 31,
                                                        1999            1998
                                                    -------------   ------------
                                                       (dollars in thousands)
Nonaccrual loans:
  Commercial                                           $  589          $   60
  Commercial real estate                                   24             402
  Residential real estate                                 988             705
  Consumer                                                 84              98
                                                       ------          ------
    Total nonaccrual loans                              1,685           1,265
Accruing loans past due 90 days or more                  --              --
                                                       ------          ------
    Total nonperforming loans                           1,685           1,265
Other real estate owned                                   316             334
                                                       ------          ------

    Total nonperforming assets                         $2,001          $1,599
                                                       ======          ======

Nonperforming loans as a percentage of total loans       0.53%           0.44%
                                                       ======          ======

Nonperforming assets as a percentage of total assets     0.36%           0.31%
                                                       ======          ======




Note 6 - Per Common Share Data
------------------------------

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three and nine month periods ended September 30, 1999 and 1998 were as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                      1999        1998       1999       1998
                                     ------      ------     ------     ------
                                       (in thousands)        (in thousands)

Basic                                 5,197      5,115      5,188      5,106
Effect of dilutive stock options        341        423        350        450
                                      -----      -----      -----      -----

Diluted                               5,538      5,538      5,538      5,556
                                      =====      =====      =====      =====

Note 7 - Shareholders' Equity
-----------------------------

The following table presents the components and related tax effects allocated to other comprehensive income for the nine month period ended September 30, 1999.

                                            Before          Tax          Net
                                             Tax         (Benefit)      of Tax
                                            Amount        Expense       Amount
                                          ----------    -----------   ----------
                                                      (in thousands)

Net unrealized losses on securities
  arising during the period                $(13,155)     $ (4,473)     $ (8,682)
Less: reclassification adjustment for
  gains realized in net income                  492           168           324
                                           --------      --------      --------
Net unrealized losses on securities        $(13,647)     $ (4,641)     $ (9,006)
                                           ========      ========      ========



The following table presents the components and related tax effects allocated to other comprehensive income for the nine month period ended September 30, 1998.

                                            Before          Tax          Net
                                             Tax         (Benefit)      of Tax
                                            Amount        Expense       Amount
                                          ----------    -----------   ----------
                                                      (in thousands)

Net unrealized losses on securities
  arising during the period                $   (637)     $   (256)     $   (381)
Less: reclassification adjustment for
  gains realized in net income                1,166           470           696
                                           --------      --------      --------
Net unrealized losses on securities        $ (1,803)     $   (726)     $ (1,077)
                                           ========      ========      ========


On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% (260,000) of the Corporation's currently outstanding shares of common stock. Purchases are made from time to time in the open market and through private transactions and will continue over the next year. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through November 10, 1999, the Corporation repurchased 106,338 shares at an average price of $16.40.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 COMPARISON OF THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998
                 ----------------------------------------------


The following discussion and analysis presents a review of the financial condition and results of operations of Bancorp Connecticut, Inc. (the "Corporation"). Since Southington Savings Bank (the "Bank") is the sole subsidiary of the Corporation, the Corporation's earnings and financial condition are predicated almost entirely on the performance of the Bank. This review should be read in conjunction with the consolidated condensed financial statements and other financial data presented elsewhere herein.

CHANGES IN FINANCIAL CONDITION

INVESTMENTS - Securities available-for-sale decreased $4,842,000 or 2.2% to $212,491,000 as of September 30, 1999 from $217,333,000 as of December 31, 1998.
A reduction in the market value of the portfolio in the amount of $13,647,000, as the result of rising interest rates, was the primary cause of the decrease in securities available-for-sale. Unrealized gains totaled $1,251,000 as of December 31, 1998 compared to unrealized losses of $12,396,000 as of September 30, 1999. Purchases of securities net of proceeds from maturities and sales (excluding realized gains) and paydowns on mortgage-backed securities amounting to $6,563,000 partially offset the decrease in the securities portfolio.

Deferred income taxes increased $4,808,000 to $6,709,000 as of September 30, 1999 from $1,901,000 as of December 31, 1998 mainly as a result of the $13,647,000 increase in unrealized losses in the security portfolio noted above.

LOANS - Loans increased $30,712,000 or 10.8% to $315,551,000 as of September 30, 1999 from $284,839,000 as of December 31, 1998 primarily due to a higher volume of commercial loan originations and loans closed by BCI Financial Corporation ("BCIF"), the Bank's auto loan financing subsidiary. Commercial loans and commercial real estate loans increased $18,771,000 or 22.0% and represented 33.0% of the loan portfolio as of September 30, 1999. Consumer loans increased $14,656,000 or 25.0% primarily due to loans closed by BCIF.

DEPOSITS - Total deposits as of September 30, 1999 in the amount of $345,120,000 remained relatively unchanged compared to the $345,563,000 as of December 31, 1998. Decreases in time and savings deposits of $4,249,000 and $3,052,000, respectively, were partially offset by an increase in demand and NOW accounts principally reflecting an increase in the Bank's money fund checking product.

BORROWINGS - Advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $32,200,000 or 79.3% to $72,830,000 as of September 30, 1999
compared to $40,630,000 as of year end 1998. In addition, Federal funds purchased and securities sold under agreements to repurchase increased $14,129,000 or 17.5% to $94,645,000 from $80,516,000. These increases in borrowings were primarily utilized to fund the Bank's loan growth and net purchases of securities. As of September 30, 1999, broker/dealer repurchase agreements and retail repurchase agreements totaled $70,680,000 and $22,015,000, respectively.

CHANGES IN RESULTS OF OPERATIONS

EARNINGS - Net income for the quarter ended September 30, 1999 was $1,971,000 compared to $1,529,000 for the third quarter of 1998, an increase of 28.9%. Increases in net interest income and noninterest income, partially offset by increased noninterest expense and a higher provision for loan losses were principally responsible for the improved operating results. During the third quarter of 1999, a gain in the amount of $356,000 was realized from the sale of the Bank's trust operations. This gain was approximately offset by security losses resulting from a restructuring of a segment of the investment portfolio. The annualized return on average assets for the quarter ended September 30, 1999 was 1.44% compared to 1.21% for the same quarter last year while the return on average equity rose to 17.49% from 12.49% the previous year.

Net income for the nine months ended September 30, 1999 was $5,763,000 compared to $5,025,000 for the same period in 1998, an increase of 14.7%. An increase in net interest income partially offset by increased noninterest expense, and the $356,000 aforementioned gain on the sale of the Bank's trust operations were the principal reasons for the increased earnings. The annualized return on average assets was 1.43% for the nine months ended September 30, 1999 compared to 1.38% for the same period in 1998 while the return on average equity rose to 15.90% from 13.89% for the prior year period.

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

Average   interest   earning  assets   increased  by  $48,899,000  or  10.0%  to
$537,656,000 for the three months ended September 30, 1999 from $488,757,000 for the same quarter in 1998.

For the three months ended September 30, 1999 net interest income, on a tax equivalent basis, increased $723,000 or 16.0% compared to the same period in 1998 primarily as a result of a $44,592,000 increase in the average volume of the loan portfolio. In addition, average noninterest bearing demand deposits increased by $1,676,000 or 4.9% during 1999 compared to 1998 which helped reduce the average cost of funds and thus had a positive effect on net interest income.

The interest rate spread on a tax equivalent basis was 3.31% for the three months ended September 30, 1999 compared to 3.07% for the same period in 1998. The ratio of net interest income to average interest earning assets on a tax equivalent basis was 3.90% for the quarter ended September 30, 1999 compared to 3.70% for the same period in 1998. A proportionately greater decline in interest rates on sources of funds compared with yields on earning assets concurrent with an improvement in the mix of deposits helped to achieve the increase in the interest rate spread in 1999 compared to 1998. Average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 1999 and 1998 and a state income tax rate of 0.0% for 1999 and 9.5% for 1998, due to the formation of a passive investment company in 1999. This factor lessens the increase in the interest rate spread slightly in 1999.

Average   interest   earning  assets   increased  by  $52,982,000  or  11.3%  to
$523,209,000 for the nine months ended September 30, 1999 from $470,227,000 for the same period in 1998.

For the nine months ended September 30, 1999 net interest income, on a tax equivalent basis, increased $1,432,000 or 10.6% compared to the same period in 1998 mainly due to increases in the average volume of the invested funds and loan portfolios of $16,214,000 and $36,768,000, respectively. In addition, average noninterest bearing demand deposits increased by $3,589,000 or 11.6% during 1999 compared to 1998 which helped reduce the average cost of funds and thus had a positive effect on net interest income.

The interest rate spread remained relatively unchanged at 3.22% for the nine months ended September 30, 1999 compared to 3.19% for the same period in 1998. Similarly, the ratio of net interest income to average interest earning assets on a tax equivalent basis was 3.80% for the nine months ended September 30, 1999 compared to 3.82% for the same period in 1998.

PROVISION FOR LOAN LOSSES - For the three months ended September 30, 1999 and 1998, the provisions for loan losses were $157,000 and $50,000, respectively. Net loan charge-offs totaled $131,000 for the third quarter of 1999 compared to $1,000 for the same period in 1998.

For the nine months ended September 30, 1999 and 1998, the provisions for loan losses were $222,000 and $218,000, respectively. Net loan charge-offs totaled $161,000 for the nine months ended September 30, 1999 compared to net loan recoveries of $10,000 during the same period in 1998. The allowance for loan losses was $5,610,000 or 1.78% of outstanding loans as of September 30, 1999 compared to $5,534,000 or 2.05% of outstanding loans as of September 30, 1998. Nonperforming loans were $1,685,000 as of September 30, 1999 and $2,104,000 as of September 30, 1998, representing .53% and .78%, respectively, of outstanding loans.

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

Management increased the provision for loan losses during the third quarter of 1999 compared to 1998 in light of the increased loan charge-offs during the quarter.

NONINTEREST INCOME - Total noninterest income increased by $189,000 or 24.8% to $951,000 in the third quarter of 1999 from $762,000 for the same period in 1998. During the third quarter of 1999, the Corporation recognized total net securities losses of $262,000 on the sale of securities available-for-sale compared to net securities gains of $354,000 in 1998. Net trading account losses totaled $26,000 for the third quarter compared $178,000 for the same period in 1998. Option call premiums increased $67,000 for the third quarter of 1999 compared to 1998. During the third quarter of 1999, a gain in the amount of $356,000 was realized from the sale of the Bank's trust operations. This gain was approximately offset by security losses resulting from a restructuring of a segment of the investment portfolio. Brokerage servicing fees increased $30,000 for the third quarter of 1999 compared to 1998 due to higher sales volume. Other income totaled $274,000 in 1999 compared to $76,000 in 1998, representing an increase of $198,000 or 260.5%. This increase reflected increased fee income from the sale and servicing of loans generated by BCIF as well as increased insurance fees recorded by the Bank.

Total noninterest income increased by $220,000 or 8.0% to $2,954,000 for the nine months ended September 30, 1999 from $2,734,000 for the same period in 1998. During the nine month period in 1999, the Corporation recognized total net securities gains of $492,000 on the sale of securities available-for-sale compared to $1,166,000 in 1998, a decrease of $674,000 or 57.8%. Net trading account losses totaled $35,000 for the nine month period compared to $137,000 for the same period in 1998. Option call premiums increased $107,000 in 1999 compared to 1998. Brokerage servicing fees decreased $74,000 or 22.4% for the nine months ended September 30, 1999 compared to 1998 due to lower sales volume. Other income totaled $589,000 in 1999 compared to $238,000 in 1998, representing an increase of $351,000 or 147.5%. This increase reflected increased fee income from the sale and servicing of loans generated by BCIF as well as increased insurance fees recorded by the Bank.

NONINTEREST EXPENSE - Operating expenses increased $296,000 or 10.4% to $3,151,000 in the third quarter of 1999 from $2,855,000 in 1998.

Salaries and employee benefits were $179,000 or 11.2% higher in 1999 compared to 1998. This increase reflects higher staffing levels at BCIF, increased commission salaries and scheduled employee annual salary increases. In addition, higher group medical and retirement benefit costs as well as an increase in the utilization of temporary employees during 1999 contributed to the higher level of employee expense.

The expenses related to furniture and equipment totaled $257,000 for the third quarter of 1999 compared to $261,000 for the same period in 1998. As the result of a change to a new in-house core processing system from a service bureau environment during the third quarter of 1998, the bank scrapped data processing equipment with a remaining book value of $57,000. Offsetting this 1998 charge was increased depreciation, amortization, and computer maintenance expenses during 1999 related to the Bank's installation of the new in-house core processing system.

The increase in other noninterest expenses of $110,000 or 18.7% reflected a net increase in a number of miscellaneous expense categories. The most significant increases in these categories were expenses incurred in 1999 for outside fund management fees for the internal trust operations of the Bank, as a result of higher volume, and foreclosed real estate activity.

Operating expenses increased $1,344,000 or 17.6% to $8,982,000 for the nine months ended September 30, 1999 from $7,638,000 in 1998.

Salaries and employee benefits were $760,000 or 17.7% higher in 1999 compared to 1998. This increase reflects increased staffing levels due to the start-up of BCIF and the new Wallingford branch facility in the second and third quarters of 1998, respectively, and, to a lesser extent, scheduled employee annual salary increases. In addition, higher group medical and retirement benefit costs as well as an increase in the utilization of temporary employees during 1999 contributed to the higher level of employee expense.

The expenses related to furniture and equipment totaled $740,000 for the nine months ended September 30, 1999 compared to $504,000 for the same period in 1998, an increase of $236,000 or 46.8%. Higher depreciation, amortization, and maintenance charges related to the Bank's installation of the new in-house core processing system during the third quarter of 1998 were primarily responsible for the increase.

Data processing expenses decreased by $111,000 or 20.7% to $425,000 for the nine months ended September 30, 1999 compared to $536,000 for the same period in 1998. This decrease was primarily due to the change to a new in-house core processing system from a service bureau environment.

The increase in other noninterest expenses of $421,000 or 26.5% reflected a net increase in a number of miscellaneous expense categories. The most significant increases in these categories were expenses incurred in 1999 for outside fund management fees for the internal trust operations of the Bank as a result of higher volume, the minority interest in the net income of BCIF, the outsourcing of the internal audit function and net foreclosed real estate activity.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended September 30, 1999 and 1998 was $700,000 and $525,000, respectively, representing effective tax rates of 26.2% and 25.6%, respectively. During the third quarter of 1998, the Corporation recorded a $242,000 income tax credit as a result of the receipt of an income tax settlement from the state of Connecticut for tax years 1992 through 1994. The effective tax rate for the third quarter of 1998 without this credit was 37.3%. The effective income tax rates are below statutory rates primarily as a result of the dividends received deduction.

The provision for income taxes for the nine months ended September 30, 1999 and 1998 was $2,267,000 and $2,318,000, respectively, representing effective tax rates of 28.2% and 31.6%, respectively. The effective tax rate for 1998 adjusted for the income tax credit noted above was 34.9%.

On May 19, 1998, the Connecticut state legislature enacted legislation which permits financial services companies which maintain an office in Connecticut, and have a minimum of five employees (among other provisions), the authority to create a limited passive investment company ("PIC") for the purpose of holding for investment loans collateralized by real estate free from Connecticut corporation business tax. The regulation is effective for income tax years beginning January 1, 1999. During the fourth quarter of 1998, the Bank formed a passive investment company, SSB Mortgage Corporation. Subsequently, for tax years beginning January 1, 1999, the Corporation's state tax expense has been eliminated resulting in the lower effective tax rates mentioned above for the quarter and nine month periods ended September 30, 1999 as compared to the same periods in 1998 as adjusted.

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

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from correspondent banks and securities sold under repurchase agreements. Such sources are supplemented by interest bearing deposits with banks, Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 1999 or 1998, and none were outstanding as of September 30, 1999.

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of September 30, 1999, qualified collateral totaled $116,175,000. The Bank's actual borrowings on that date were $72,830,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the nine months ended September 30, 1999 and 1998 and is summarized below.

During the current period, cash and cash equivalents increased by $8,251,000, as
net  cash  provided  by  operating   activities  and  financing   activities  of
$46,432,000 exceeded the $38,181,000 of net cash used for investing activities.

Net cash used for investing activities, which primarily reflects the net redeployment of funds into the loan and securities portfolios, was $38,181,000 for the nine months ended September 30, 1999. During this period, the Corporation experienced net originations of loans totaling $30,849,000 and a net increased investment in securities in the amount of $6,563,000, which were funded primarily by increased borrowings.

The net cash provided by financing activities of $43,307,000 for the nine months ended September 30, 1999 primarily reflected net increases in funds borrowed from the FHLB of $32,200,000 and Federal funds purchased and repurchase agreements of $14,129,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

                                                                           To Be Well Capitalized
                                                                          Under Prompt Corrective
                                                      Actual                 Action Provisions
                                                ------------------        -----------------------
                                                  Amount    Ratio           Amount        Ratio
                                                ---------  -------        ---------      --------
   As of September 30, 1999:
     Total Capital (to Risk Weighted Assets)    $ 51,546    14.60  % >/=  $ 35,311 >/=   10.0 %
     Tier I Capital (to Risk Weighted Assets)     47,117    13.34    >/=    21,186 >/=    6.0
     Tier I Capital (to Average Assets)           47,117     8.48    >/=    27,781 >/=    5.0



On July 21, 1999, the Board of Directors of the Corporation declared a cash dividend of $.15 per common share which was paid on August 16, 1999 to shareholders of record on August 2, 1999. Subsequent to September 30, 1999, the Board of Directors of the Corporation declared a cash dividend of $.155 per common share payable on November 16, 1999 to shareholders of record on November 1, 1999.

On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% (260,000) of the Corporation's currently outstanding shares of common stock. Purchases are made from time to time in the open market and through private transactions and will continue over the next year. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through November 10, 1999, the Corporation repurchased 106,338 shares at an average price of $16.40.


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


IMPLEMENTATION PHASE: As applications become certified they will be considered to be placed into service. Management will assess the impact of any system failing the certification tests and will implement the contingency plan developed for that application. The Bank's primary internal technological systems including the core processing system, teller equipment and local area network have already been placed into service. Implementation of all critical systems was completed by June 30, 1999.


COSTS
In 1997, the Bank completed an extensive analysis of its data processing systems and decided to bring its core processing system in-house rather than continue in a service bureau relationship environment. The decision to move to an in-house solution was primarily based on the improved operating effectiveness, enhanced new product development and expanded management reporting the new system could provide. However, the additional benefit of the decision was the purchase of a mainframe computer, banking software and peripheral devices that have already been certified Year 2000 compliant. The cost of the new software and hardware (which includes all new teller equipment) acquired for the July 1998 conversion totaled $1,991,000. This cost has been capitalized and is being amortized and depreciated over the useful lives of the assets. Related amortization and depreciation amounts to approximately $437,000 per year.

The Corporation does not separately track the internal costs associated with its Year 2000 readiness project, and such costs are primarily the portion of an employee's time spent on Year 2000 related issues.

Due to the recent conversion, the Bank does not expect to incur any additional significant Year 2000 costs for further equipment replacement. Management expects to incur Year 2000 readiness costs primarily from labor costs in the testing and validation of systems, professional consulting costs and marketing costs to keep customers informed of Year 2000 progress. Management has budgeted $100,000 in 1999 for those costs and does not expect to exceed this amount.


RISKS AND CONTINGENCIES
Based upon a self-assessment of its current Year 2000 readiness, management believes the greatest Year 2000 uncertainties and exposures are not within its own technological systems but within its third-party vendor relationships and its commercial borrowers.

As of year-end 1998, the Bank had devoted the majority of its efforts to convert to the new core processing system. By June 30, 1999, when the validation phase of the Year 2000 was completed, significant third-party vendor exposures were identified and contingency plans developed to reduce those exposures. As a result, management does not expect third-party vendor exposures to have a material adverse effect on the Bank.

The Bank has completed mailings to its larger commercial borrowers. These mailings included Year 2000 thought provoking information and a questionnaire to be completed by the borrower so that the Bank could analyze individual responses to critical issues. In addition, the Bank has completed the process of randomly selecting and contacting an appropriate number of borrowers with smaller overall relationships. This has addressed a mixture of various sized relationships within the entire commercial portfolio. Risk data as to what the borrower is doing to ensure Year 2000 compliance has been collected and includes the following assessments: technological capabilities, external vendors, communications equipment, disaster recovery plans and other operating systems. Based on the results of our mailings and questionnaires management believes that no significant credit exposure exists related to Year 2000 regarding our commercial borrowers.

The Bank is also subject to the safety and soundness standards for Year 2000 readiness established by the Federal Deposit Insurance Corporation and the State of Connecticut Banking Department and has completed the Phase 2 examinations by these agencies to date. The Bank has complied with all standards set forth by the regulatory agencies.

Average Balance Sheets, Net Interest Income and Interest Rates(a)
-----------------------------------------------------------------

                                                                    Three Months Ended September 30,
                                            ---------------------------------------------------------------------------
                                                               1999                                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                  Average                  Yield/      Average                  Yield/
(dollars in thousands)                            Balance     Interest     Rate(c)     Balance     Interest     Rate(c)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
 Loans(b)                                        $308,434     $  6,229      8.08%     $263,842     $  5,629      8.53%
 Taxable investment securities(c)                 214,438        3,663      6.83%      213,426        3,483      6.53%
 Municipal bonds(c)                                 3,790           67      7.07%        3,514           62      7.06%
 Federal funds sold                                 7,606           99      5.21%        4,706           63      5.35%
 Other interest-earning assets                      3,388           51      6.02%        3,269           48      5.87%
                                                 --------     --------                --------     --------
Total interest-earning assets                     537,656       10,109      7.52%      488,757        9,285      7.60%
                                                 --------     --------                --------     --------
Noninterest-earning assets                         10,778                               17,107
                                                 --------                             --------
TOTAL ASSETS                                     $548,434                             $505,864
                                                 ========                             ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
  NOW and savings deposits                       $154,895        1,005      2.60%     $132,281          879      2.66%
  Time deposits                                   158,234        1,901      4.81%      160,911        2,148      5.34%
  FHLB of Boston advances                          52,776          688      5.21%       41,152          560      5.44%
  Federal funds purchased and securities
    sold under agreements to repurchase            96,557        1,271      5.27%       86,268        1,177      5.46%
                                                 --------     --------                --------     --------
Total interest-bearing liabilities                462,462        4,865      4.21%      420,612        4,764      4.53%
                                                 --------     --------                --------     --------
Noninterest-bearing liabilities:
  Demand deposits                                  36,128                               34,452
  Other                                             4,761                                1,819
Shareholders' equity                               45,083                               48,981
                                                 --------                             --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                           $548,434                             $505,864
                                                 ========                             ========

Net interest income on a tax
  equivalent basis(c)                                            5,244                                4,521
Tax equivalent adjustment                                         (216)                                (324)
                                                              --------                             --------
Net interest income                                           $  5,028                             $  4,197
                                                              ========                             ========

Net interest spread (tax equivalent basis)                                  3.31%                                3.07%
                                                                            ====                                 ====

Net interest margin (tax equivalent basis)                                  3.90%                                3.70%
                                                                            ====                                 ====

(a)  Computed on an annualized basis.
(b)  Average balances for loans include nonaccrual and renegotiated balances.
(c) Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% for 1999 and 1998 and a state income tax rate of 0% and 9.5% in 1999 and 1998, respectively.

Average Balance Sheets, Net Interest Income and Interest Rates(a)
-----------------------------------------------------------------

                                                                    Nine Months Ended September 30,
                                            ---------------------------------------------------------------------------
                                                               1999                                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                  Average                  Yield/      Average                  Yield/
(dollars in thousands)                            Balance     Interest     Rate(c)     Balance     Interest     Rate(c)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans(b)                                       $298,490     $ 17,987      8.03%     $261,722     $ 16,857      8.59%
  Taxable investment securities(c)                212,220       10,474      6.58%      196,631        9,799      6.64%
  Municipal bonds(c)                                3,610          188      6.94%        3,399          180      7.06%
  Federal funds sold                                5,650          207      4.88%        5,535          224      5.40%
  Other interest-earning assets                     3,239          145      5.97%        2,940          128      5.80%
                                                 --------     --------                --------     --------
Total interest-earning assets                     523,209       29,001      7.39%      470,227       27,188      7.71%
                                                 --------     --------                --------     --------
Noninterest-earning assets                         13,909                               15,360
                                                 --------                             --------
TOTAL ASSETS                                     $537,118                             $485,587
                                                 ========                             ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
  NOW and savings deposits                       $152,293        2,899      2.54%     $132,853        2,692      2.70%
  Time deposits                                   158,404        5,769      4.86%      164,155        6,567      5.33%
  FHLB of Boston advances                          45,706        1,758      5.13%       29,449        1,253      5.67%
  Federal funds purchased and securities
    sold under agreements to repurchase            94,121        3,681      5.21%       78,532        3,214      5.46%
                                                 --------     --------                --------     --------
Total interest-bearing liabilities                450,524       14,107      4.17%      404,989      13,726       4.52%
                                                 --------     --------                --------     --------
Noninterest-bearing liabilities:
  Demand deposits                                  34,516                               30,927
  Other                                             3,739                                1,441
Shareholders' equity                               48,339                               48,230
                                                 --------                             --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                           $537,118                             $485,587
                                                 ========                             ========

Net interest income on a tax
  equivalent basis(c)                                           14,894                               13,462
Tax equivalent adjustment                                         (614)                                (997)
                                                              --------                             --------
Net interest income                                           $ 14,280                             $ 12,465
                                                              ========                             ========

Net interest spread (tax equivalent basis)                                  3.22%                                3.19%
                                                                            ====                                 ====
Net interest margin (tax equivalent basis)                                  3.80%                                3.82%
                                                                            ====                                 ====


(a)  Computed on an annualized basis.
(b)  Average balances for loans include nonaccrual and renegotiated balances.
(c) Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% for 1999 and 1998 and a state income tax rate of 0% and 9.5% in 1999 and 1998, respectively.

Rate/Volume Analysis
--------------------


                                                   Three Months Ended                  Nine Months Ended
                                                   September 30, 1999                  September 30, 1999
                                                    Compared to 1998                    Compared to 1998
                                            --------------------------------    --------------------------------
                                            Increase (Decrease)                 Increase (Decrease)
                                                   Due to                              Due to
                                            --------------------                --------------------
(in thousands)                               Volume       Rate       Net(1)      Volume       Rate       Net(1)
----------------------------------------------------------------------------    --------------------------------
Interest earned on:
  Loans                                     $   913     $  (313)    $   600     $ 2,264     $(1,134)    $ 1,130
  Taxable investment securities                  17         163         180         770         (95)        675
  Municipal bonds                                 5        --             5          11          (3)          8
  Federal funds sold                             38          (2)         36           5         (22)        (17)
  Other interest-earning assets                   2           1           3          13           4          17
                                            -------     -------     -------     -------     -------     -------
                                                975        (151)        824       3,063      (1,250)      1,813
                                            -------     -------     -------     -------     -------     -------
Interest paid on:
  NOW and savings deposits                      147         (21)        126         377        (170)        207
  Time deposits                                 (35)       (212)       (247)       (224)       (574)       (798)
  FHLB of Boston advances                       152         (24)        128         635        (130)        505
  Federal funds purchased and securities
    sold under agreements to repurchase         137         (43)         94         615        (148)        467
                                            -------     -------     -------     -------     -------     -------
                                                401        (300)        101       1,403      (1,022)        381
                                            -------     -------     -------     -------     -------     -------
Change in net interest income               $   574     $   149     $   723     $ 1,660     $  (228)    $ 1,432
                                            =======     =======     =======     =======     =======     =======


(1) The change in interest income due to both tax equivalent rate and volume has been allocated to volume and tax equivalent rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Bank manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of September 30, 1999 and December 31, 1998 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is within the Bank's established 10% tolerance limit.

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


    (b)  Reports on Form 8-K

The registrant did not file any Report on Form 8-K during the third quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Bancorp Connecticut, Inc.
                                      ---------------------------------
                                                (Registrant)



Date:    November 12,1999             /s/ Robert D. Morton
     --------------------------       ---------------------------------
                                          Robert D. Morton
                                          President and Chief
                                            Executive Officer
                                          (Principal Executive Officer)




Date:    November 12,1999             /s/ Phillip J. Mucha
     --------------------------       ---------------------------------
                                          Phillip J. Mucha
                                          Chief Financial Officer
                                            and Treasurer/Secretary
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit No.      Description
         -----------      -----------

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