Form 10-K
period 1999-12-31
BANCORP CONNECTICUT INC
filed 2000-03-27
CIK 921746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999

                                -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------   ----------------

                        Commission File Number 34-0-25158
                                               ----------

                           BANCORP CONNECTICUT, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-1394443
----------------------                          -----------------------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                     identification no.)


121 Main Street, Southington, CT                          06489
--------------------------------                    -----------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of Bancorp Connecticut, Inc. (4,809,319 shares) totaled $70,937,455 (based upon the closing price of $14.75 per share as quoted on the Nasdaq National Market tier of The Nasdaq Stock Market) on March 17, 2000.

     5,227,018 shares of Bancorp Connecticut, Inc. Common Stock were outstanding at March 17, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


     The following documents and information are incorporated by reference herein to the extent indicated under the appropriate item:

     (1) The annual report to shareholders of Bancorp Connecticut, Inc., for the fiscal year ended December 31, 1999 (hereinafter referred to as the "1999 Annual Report"); and

     (2) Management's definitive proxy statement in connection with the 2000 annual meeting of the shareholders of Bancorp Connecticut, Inc. (hereinafter referred to as the "2000 Proxy Statement").

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

     The Bank's primary market area consists of the Town of Southington, Connecticut and, to a lesser extent, the contiguous Towns of Bristol, Cheshire and Plainville. In addition, the Bank extended its market to the Wallingford area when it opened a branch office in Wallingford in 1998. Southington is located approximately 18 miles from Hartford, 25 miles from New Haven and 9 miles from Waterbury. Wallingford is contiguous to the City of Meriden, which borders Southington to the south.

     The Bank's principal business consists of attracting and accepting deposits from the general public and investing those deposits, together with funds generated by fees and other income, in various types of loans and investments, including commercial loans, residential loans, consumer loans and securities.

     The Bank's business strategy is to operate primarily as an innovative full-service community financial institution, offering a wide range of consumer and commercial services. These services include checking accounts, NOW accounts, regular savings accounts, money market accounts, individual retirement accounts, savings certificates, commercial demand deposit accounts, residential real estate loans, home equity loans and lines of credit, consumer loans, secured and unsecured commercial loans and lines of credit, letters of credit, credit card and debit card services, Internet banking (including bill-paying services), and cash management services. The Bank makes available Savings Bank Life Insurance ("SBLI"). The Bank provides investment brokerage and insurance services through Infinex Financial Group, Inc. and its affiliates. Investment products such as mutual funds, tax exempt securities and individual stocks and bonds are provided through Infinex Investment Group, a broker-dealer. Insurance products such as annuities are provided through Infinex Insurance Group, a licensed insurance agency.

     In the third quarter of 1999, the Bank sold its trust operations to Trust Company of Connecticut ("TCC"). Since the investment management component of this activity had been outsourced by the Bank and many of the Bank's trust customers were already working with TCC, the Bank believed the sale was in the Bank's and in its customers' best interests, since trust services did not meet the growth potential and return expectations of the Bank.

     The main focus of the Bank's lending activities is the origination of commercial and industrial loans, consumer loans and residential mortgage loans. The Bank also makes auto loans and student loans. In recent years, the Bank has concentrated its efforts on increasing the percentage of commercial and consumer loans within its loan portfolio. Commercial loans consist primarily of lines of credit with interest rates tied to the prime rate and fixed rate, fixed term loans. Commercial real estate loans are primarily first mortgage loans with adjustable rates. Consumer loan originations have been primarily fixed rate home equity loans with maximum terms of 10 years or less. The Bank also offers home equity lines of credit that have interest rates tied to the prime lending rate. Within the last three years, the Bank's primary residential mortgage product has been a loan with a rate fixed for an initial term of 3, 5, 7, or 10 years which adjusts annually thereafter. In the future, the Bank expects to continue to place a greater emphasis on the growth of its commercial loan portfolio.

     The Bank has procedures in place to sell selected fixed rate residential mortgages into the secondary mortgage market. The sale of fixed rate mortgages allows the Bank to generate both a higher volume of fixed rate mortgages without impairing its asset/liability management and provide additional fee income. During 1998, the Bank continued to supplement its own loan originations by purchasing automobile loans from BCI Financial Corporation ("BCIF"), a majority-owned subsidiary of the Bank that was formed on March 9, 1998 to originate indirect automobile loans for sale to the Bank and other financial institutions. In addition, the Bank continued to purchase the guaranteed portion of Small Business Administration loans.

     The principal sources of funds for the Bank's activities are deposit accounts, amortization and prepayment of loans, borrowings from the FHLB of Boston and from the Federal Reserve Bank of Boston, reverse repurchase agreements and funds provided from operations. The Bank's principal sources of income are interest on loans and interest and dividends on investment securities. The Bank also has realized income from the sale of loans and investment securities. To a lesser extent, the Bank realizes other noninterest income, including income from service charges on deposit accounts, income from option call premiums written on marketable equity security holdings, brokerage services, SBLI sales, and fee income from the sale and servicing of loans generated by BCIF.

     The Bank conducts its banking operations through four full service offices, one limited purpose branch, one drive-in center, and one mortgage origination office. All of the foregoing offices and branches are located in Southington, except for one branch that is located in Wallingford. As of February 29, 2000, the Bank had 105 full-time employees and 37 part-time employees. The Company has no paid employees.

     The Bank has not obtained a material portion of its deposits from a single person or small group of persons. No material portion of the Bank's loans is concentrated within a single industry or group of industries.

     The Bank primarily makes commercial, residential and consumer loans to customers located within its primary market area in the State of Connecticut. The majority of the Bank's loan portfolio is collateralized by real estate.

     During the past two years, the Bank's officers and employees continually have engaged in marketing activities, including evaluation and development of new services. During 1999, the Bank introduced a new debit card and Internet banking (including bill-paying services) to its customers. During 1998, the Bank made investments in its new Wallingford branch office and BCIF. The Bank's initial investments in the Wallingford branch and in BCIF were approximately $151,000 and $200,000, respectively. The investment in Wallingford consisted of leasehold improvements and equipment and the initial investment of $200,000 in BCIF represented an 80% ownership interest.

     In 1998, the Bank moved its core processing system "in house" rather than continue the service bureau environment on which it had been operating. The new system is expected to provide operating efficiencies, expand management reporting and enhance new product development. The cost of the new software and hardware, which included the replacement of all teller terminals, was approximately $1,991,000. This cost is being capitalized and depreciated over the useful life of the equipment. In connection with the movement of its core processing system "in-house," the Bank also converted to and outsourced check image processing and proof of deposit.

     In 1998, the Bank formed a passive investment company, SSB Mortgage Corporation, to take advantage of changes in Connecticut state tax statutes, which served to reduce the Company's effective tax rate beginning in 1999.

     Early in 2000, the Bank is expecting to introduce a comprehensive Internet-based cash management system for its business customers, as well as additional insurance product offerings for all of its customers marketed through a separate Bank subsidiary.

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

     The Bank's market area is served by a significant number of financial institutions. Eighteen offices (not including the Bank's four offices) of banking institutions are located in Southington and Wallingford alone. Additionally, two banking organizations have publicly announced plans to open a branch office in Southington. At December 31, 1999, there were approximately forty mortgage lenders operating in the towns of Southington, Bristol, Cheshire, Meriden, Plainville and Wallingford.

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

     Federal legislation was recently enacted that allows broad new affiliations among banks, securities companies and insurance firms. See "Regulation and Supervision - Gramm-Leach-Bliley Act" below.

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

     Further, legislation was enacted in 1996 which expands the ability of Connecticut banks to invest in debt securities. Prior to the legislation,
Connecticut banks could invest in debt securities without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities, if the securities were rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of such debt securities did not exceed 15% of the bank's total equity capital and reserves for loan and lease losses and 15% of its assets. In 1996, these percentages each were increased to 25%. In addition, prior to 1996, the percentage limitation described above also applied to certain government and agency obligations. As a result of the 1996 legislation, this limitation was deleted for such obligations.

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

     Legislation enacted in 1997, 1998 and 1999 (i) permits, subject to certain limitations, Connecticut banks to sell insurance, directly or indirectly; (ii) allows the organization of community banks with a minimum equity capital of $3 million (as opposed to the current $5 million for other Connecticut banks);
(iii) permits out-of-state trust companies to establish and maintain offices in Connecticut with the approval of the Banking Commissioner, provided there is reciprocity in the home state's laws; (iv) authorizes a new form of Connecticut bank to be known as an uninsured bank (i.e., one that does not accept retail deposits and for which insurance of deposits by the FDIC is not required); and
(v) authorizes Connecticut banks to engage in certain closely related activities and activities permitted under federal law for federally chartered banks.

     Connecticut legislation proposed in 2000 (i) would authorize all out-of-state banks to establish automated teller machines in Connecticut and would authorize non-banks to establish cash dispensing machines in Connecticut, and (ii) would expand the Connecticut filing and registration provisions of Connecticut bank holding company laws to entities that control a bank which is not insured by the FDIC or which does not take deposits.

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

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in September 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Under this system, for the first six months and the second six months of 1999, insurance premiums for all banks varied between 0.0% and .27% of total deposits, depending upon the capital level and supervisory rating of the institution. The FDIC has stated that it will reevaluate the adequacy of its assessment schedule every six months, and the FDIC may increase or decrease premium levels by up to 5 basis points each six months. The Bank Insurance Fund FDIC insurance premium for the Bank was 0.0% for 1999 and 0.0% for the first six months of 2000.

     The Deposit Insurance Funds Act of 1996 also authorizes the Financing Corporation ("FICO") to levy assessments on Bank Insurance Fund ("BIF") -assessable deposits and stipulates that, from 1997 to 1999, the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The FICO rate for the Bank is not tied to FDIC risk classification. The FICO BIF annual rate for the first quarter of 2000 is 2.120 basis points and for the second quarter of 2000 is 2.080 basis points.

     Under the FDIC's risk-based capital requirements, each FDIC-insured bank is required to maintain minimum levels of "capital" based on the institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of the allowance for loan losses (subject to certain limitations), unrealized gains on certain equity securities (subject to certain limitations), and certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the FDIC regulations, the greater the risk associated with an asset, the greater the amount of such assets that will be subject to the capital requirements. Effective January 1, 1998, those banks whose trading activities equal 10% or more of total assets or $1 billion or more must incorporate capital charges for certain market risks into the risk-based capital ratio. All FDIC-insured banks are required to maintain their capital at or above certain minimum ratios. At December 31, 1999, the Bank's capital exceeded these minimums. See "Management's Discussion and Analysis-Liquidity and Capital Resources" in the 1999 Annual Report for a more detailed description of these requirements and the Bank's capital position at December 31, 1999.

     In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. Under regulatory definitions, an institution is considered "well capitalized" (the highest rating) if its leverage capital ratio is 5% or higher, its Tier 1 risk-based capital ratio is 6% or higher, its total risk-based capital ratio is 10% or higher and it is not subject to certain regulatory orders. On December 31, 1999, the Bank had a leverage capital ratio of 8.30%, a Tier 1 risk-based capital ratio of 13.04% and a total risk-based capital ratio of 14.29%. At December 31, 1999, the Bank was not subject to any regulatory order.

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

     FEDERAL RESERVE SYSTEM REGULATION

     Under the regulations of the Federal Reserve System, depository institutions such as the Bank are required to maintain reserves against their transaction accounts. During 1999 through November 3, 1999, these regulations generally required the maintenance of reserves of 3.0% against transaction accounts of $46.5 million or less and 10.0% of the amount of such accounts in excess of such amount. Effective November 4, 1999, the Federal Reserve Board decreased the amount of transaction accounts subject to the reserve requirement ratio of 3% from $46.5 million to $44.3 million. These amounts and percentages are subject to further adjustment by the Federal Reserve Board.

     The Company is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Federal Bank Holding Company Act of 1956, as amended (the "BHCA"), under which the Company registered, limits the types of companies which the Company may acquire or organize and the activities in which they may engage. In general, prior to the enactment of the Gramm-Leach-Bliley Act in November 1999, a bank holding company and its subsidiaries were prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. With the enactment of the Gramm-Leach-Bliley Act, a financial holding company may engage in any activity, and may acquire and retain the shares of any company engaged in any activity, that the Federal Reserve Board has determined (i) to be financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may not engage in such activities unless all of its depository institution subsidiaries are well-capitalized and well-managed, and the bank holding company has filed an election to engage in such activities with the Federal Reserve Board. A "financial holding company" is defined to be a bank holding company that meets the requirements set forth in the preceding sentence.

     The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 1999, the Company was in full compliance with all applicable capital requirements, and management believes that the Company will maintain such compliance.

     The BHCA requires, with certain exceptions, a bank holding company to obtain the Federal Reserve Board's approval prior to acquiring more than 5% of the outstanding voting stock of any bank or bank holding company, acquiring all or substantially all of the assets of a bank or merging or consolidating with another bank holding company.

     Under the BHCA, the Company, the Bank and any other subsidiaries generally are prohibited from engaging in certain reciprocal arrangements in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on making certain investments in the stock or other securities of the Company or in certain of the Company's subsidiaries, and the taking of such stock or securities as collateral for loans to any borrower.

     The Bank also is subject to certain restrictions imposed by the Federal Reserve Act on the amount of loans it can make to the Company or certain other affiliates. Such loans must be collateralized as provided by the Federal Reserve Act. The amount of such loans may not exceed (when aggregated with certain other transactions between the Bank and the Company) 10% of the capital stock and surplus of the Bank. Since formation of the Company, there have been no loans made by the Bank to the Company.

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

     GRAMM-LEACH-BLILEY ACT

     In November, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into federal law by President Clinton. It contains some of the most significant reform of financial services regulation in over 60 years. The Act is divided into seven titles, the most significant features of which are summarized below.

     Title I permits affiliations among banks, securities firms and insurance companies. Financial institutions are able to structure these new affiliations through a holding company structure, or through a financial subsidiary. A bank holding company can now qualify as a financial holding company and expand into a wide variety of financial services, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. The new powers granted to a financial holding company include the authority to engage in merchant banking and insurance activities. The financial subsidiary is a subsidiary company that can be used by a national bank to engage in many of the activities permitted for a financial holding company.

     Insured state banks also are given the authority to engage in financial activities through subsidiaries, by virtue of an amendment to the Federal Deposit Insurance Act. Under appropriate circumstances, an insured state bank may hold an interest in a subsidiary that is essentially equivalent to a national bank's financial subsidiary.

     The state bank and all of its insured depository institution affiliates must be well capitalized. The bank must also comply with the same capital deduction and financial statement requirements and financial and operational safeguards that apply to national banks. In the bank's transactions with its subsidiary, the bank must comply with the limits on transactions with affiliates.

     State banks are not required to divest any interests in subsidiaries that they lawfully held when the Act was enacted, and such subsidiaries are not required to change their activities.

     State bank subsidiaries are subject to FDIC examination to the same extent as any other state bank subsidiary. They also remain subject to the same securities-related rules that govern national banks, as long as such rules do not affect the state bank's interest in its equivalent of a financial subsidiary.

     Under the Act, individual states remain responsible for regulating the business of insurance. State insurance laws, however, are preempted if they prevent or significantly interfere with certain insurance activities of depository institutions, namely sales and affiliation activities. State laws governing other financial activities, except securities and insurance activities, are not preempted provided they do not discriminate against depository institutions.

     Title II makes changes related to the securities industry. Among these changes, the Act replaces the broad exemption banks had enjoyed from Securities and Exchange Commission regulation with more limited exemptions and directs the SEC and the Federal Reserve Board to work together to establish rules for future hybrid financial products. In addition, the Act now requires banks that advise mutual funds to register with the SEC as investment advisers, and requires banks selling mutual funds to clearly disclose that these funds are not federally insured.

     Title III confirms that states are the regulators for the insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from engaging in insurance activities. In addition, the Act encourages the states to develop uniform or reciprocal requirements for the licensing of insurance agents.

     Title IV closes a loophole for unitary thrift holding companies by outlawing the future acquisition or creation of new unitary thrifts by commercial enterprises.

     Title V provides consumers with new protections against the transfer and use of their private personal information by financial institutions. These provisions enable customers of financial institutions to "opt-out" of having their personal financial information shared with unaffiliated third parties, subject to certain exceptions. It also is made a federal crime to obtain or attempt to obtain private customer financial information through fraudulent or deceptive means.

     Title VI reforms the Federal Home Loan Bank system to provide small banks with greater access to funds for making loans to small businesses, and establishes an improved capital structure for the system.

     Title VII requires automated teller machine operators who impose a fee for use of an ATM by a noncustomer to disclose the surcharge more prominently. Title VII also requires agreements between an insured depository institution or affiliate and a nongovernmental entity in connection with the Community Reinvestment Act to be disclosed both to the public and to the federal banking agencies. For smaller institutions, the new law provides possible regulatory relief in the form of a longer period between examinations.

     The Company expects the Act to increase competition, especially because many financial institutions (especially those larger than the Company and the Bank) may likely take advantage of the Act to offer a range of banking and insurance products and services to their customers. The Company's management has not yet considered to what extent it may seek to take advantage of the change in law. Management believes, however, that since the Bank is a community bank, the Act will not have a significant effect on the products and services presently offered by the Bank.

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

     The present bank regulatory climate is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been significant regulatory change in the regulation and operations of savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. Partly as a result of these changes, banks are competing actively with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial service enterprises. The impact of these changes in the regulatory climate ultimately has resulted in downward pressure on the Bank's net interest margin, the magnitude of which is not possible to assess. The decline in the overall yield on earning assets was proportionately offset by the decrease in interest rates on sources of funds which resulted in the interest rate spread, on a tax equivalent basis, remaining relatively unchanged for 1999 compared to 1998.

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

     REGIONAL ECONOMY
     ----------------
     In 1999, the State of Connecticut had strong economic growth. The relatively flat U.S. Treasury yield curve and increased competition for both commercial and consumer loans placed downward pressure on net interest margins, which primarily offset the increase in loan growth and fee income. Currently, the flat yield curve and heightened competition is expected to place downward pressure on net interest margins. In addition, banking institutions must deal with continued business consolidation in the Connecticut market and continued strict bank regulation.

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

South End Office        921 Meriden-Waterbury Tpke., Southington, CT    Owned

Drive-In Center         30 Berlin Ave., Southington, CT                 Owned

Wallingford Office      950 North Colony Road, Wallingford, CT          Leased

     The Bank leases approximately 1,580 square feet at 950 North Colony Road, Wallingford, Connecticut to house its Wallingford branch office. The lease has an expiration date of March 31, 2008, with an option to extend the lease for five years.

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

     The Bank leases approximately 6,591 square feet at 98 Main Street in Southington to house the administrative offices of its human resources, marketing, finance, managed assets, consumer banking, deposit services, and information systems departments. The lease had an original expiration date of December 31, 1997, with an option to extend the lease for four 6-month periods. The Bank exercised its option to extend the lease until December 31, 1999, and is currently renting the space on a month-to-month basis. The Bank is considering purchasing the property, subject to necessary regulatory approvals.

     The Bank leases approximately 1,200 square feet at 188 North Main Street in Southington for its residential mortgage origination function. The lease has an expiration date of October 31, 1998, with an option to extend the lease for three one-year periods. The Bank has exercised its option to extend the lease until October 31, 2000.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     During the fourth quarter of 1999, no matter was submitted to a vote of shareholders of the Company.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
-------------------------------------------------------------------------------

     The Company's Common Stock has been issued and outstanding since November 17, 1994, when the Company acquired all of the Bank's outstanding common stock in a one-for-one exchange with the Bank's existing shareholders. As of March 1, 2000, 5,232,018 shares of Common Stock were issued and outstanding and were held by approximately 1,805 shareholders of record.

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Market tier of The National Association of Securities Dealers Automated Quotation ("Nasdaq") Stock Market under the symbol "BKCT." Quarterly high and low bid prices for 1998 and 1999 are included in the 1999 Annual Report under the heading "Market Price and Dividends" and are incorporated herein by reference. Such bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

     The Bank has paid consecutive quarterly cash dividends since the quarter ended December 31, 1992. The Company paid its first quarterly dividend during the quarter ended March 31, 1995. No assurances can be given that further dividends will be paid or approved. Dividend history for the Company from January 1, 1998 through December 31, 1999 is included in the 1999 Annual Report under the heading "Market Price and Dividends" and is incorporated herein by reference. The Bank also paid a 20% stock dividend on June 1, 1993, a 6-for-5 stock split effected in the form of a stock dividend on June 19, 1996, and a 2-for-1 stock split effected in the form of a stock dividend on December 1, 1997.

     In April 1999, the Company announced that it planned to repurchase up to 5% (260,000) of its outstanding common stock shares over the next 12 months. As of March 20, 2000, the Company repurchased 136,338 shares at an average price of $16.03 per share.

ITEM 6 - SELECTED FINANCIAL DATA.
---------------------------------

     The required information is included in the 1999 Annual Report under the heading "Selected Consolidated Financial Data," and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------

     The required information is included in the 1999 Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

     The required information is included in the 1999 Annual Report under the heading "Management's Discussion and Analysis - Asset/Liability Management and Market Risk" and is incorporated herein by reference.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------

     The report of the Company's independent accountants and the Company's Consolidated Statements of Condition at December 31, 1999 and 1998, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1999, and the Notes to Consolidated Financial Statements appear in the 1999 Annual Report and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     The required information is included in the 2000 Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.
---------------------------------

     The required information is included in the 2000 Proxy Statement under the heading "Election of Directors - Executive Compensation" and is incorporated herein by reference.

ITEM 12 - SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.
----------------------------------------------------------

     As of March 1, 2000, there were no persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company who may be deemed to own beneficially more than 5% of the Common Stock.

     Certain other required information under this item is included in the 2000 Proxy Statement under the heading "Election of Directors - Stock Ownership of Directors and Officers" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The required information is included in the 2000 Proxy Statement under the headings "Election of Directors, Transactions With Management", "Certain Business Relationships", "Indebtedness of Management and Others" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------


(a) The following documents are filed as part of this report.

     (1) FINANCIAL STATEMENTS

          The following documents filed as part of this report are incorporated herein by reference from the indicated pages of the 1999 Annual Report.

          FINANCIAL STATEMENT                           PAGE OR PAGES

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

     (2)  FINANCIAL STATEMENT SCHEDULES

          Information required to be included in all schedules to the Company's Consolidated Financial Statements is included in the 1999 Annual
          Report or is not required under the related instructions or is inapplicable and therefore has been omitted.

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

          10.3* Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

          10.4* Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)

          10.5* Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

          10.6* Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

          10.7* Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

          13.1                Annual Report to Security Holders

          21                  Subsidiaries of Registrant

          24                  Power of Attorney

          27                  1999 Financial Data Schedule



------------------------
        * Management contract or compensatory plan or arrangement.

               THE COMPANY WILL PROVIDE A COPY OF ANY EXHIBIT LISTED ABOVE TO ANY SHAREHOLDER UPON THE WRITTEN REQUEST OF SUCH SHAREHOLDER AND UPON THE PAYMENT OF A REASONABLE FEE LIMITED TO THE COMPANY'S EXPENSES INCURRED IN FURNISHING SUCH EXHIBIT. REQUESTS SHOULD BE ADDRESSED TO THOMAS A. SEBASTIAN, BANCORP CONNECTICUT, INC., 121 MAIN STREET, SOUTHINGTON, CONNECTICUT 06489.

     (b) The Company did not file any Report on Form 8-K during the last quarter of 1999.

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

                                        BANCORP CONNECTICUT, INC.
                                        -------------------------
                                              (Registrant)



Date: March 24, 2000                    By: /s/ Robert D. Morton
                                           ---------------------
                                           Robert D. Morton
                                           Its President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                      TITLE                           DATE

/s/ Robert D. Morton            President,                      March 24, 2000
-------------------------       Chief Executive
Robert D. Morton                Officer and Director
                                (Principal Executive Officer)

/s/ Phillip J. Mucha            Chief Financial Officer and     March 24, 2000
-------------------------       Treasurer/Secretary (Principal
Phillip J. Mucha                Financial Officer and
                                Principal Accounting Officer)


Norbert H. Beauchemin*          Director                        March 24, 2000
-------------------------
Norbert H. Beauchemin

Walter J. Hushak*               Director                        March 24, 2000
-------------------------
Walter J. Hushak

Michael J. Karabin*             Director                        March 24, 2000
-------------------------
Michael J. Karabin

David P. Kelley*                Director                        March 24, 2000
--------------------------
David P. Kelley

Frederick E. Kuhr*              Director                        March 24, 2000
--------------------------
Frederick E. Kuhr

Joseph J. Laporte*              Director                        March 24, 2000
--------------------------
Joseph J. LaPorte

                                Director
--------------------------
Ralph G. Mann


Andrew J. Meade*                Director                        March 24, 2000
--------------------------
Andrew J. Meade

Frank R. Miller*                Director                        March 24, 2000
--------------------------
Frank R. Miller

Anthony S. Pizzitola*           Director                        March 24, 2000
--------------------------
Anthony S. Pizzitola

Dennis J. Stanek*               Director                        March 24, 2000
--------------------------
Dennis J. Stanek

*By: /s/ Robert D. Morton
    ---------------------
    Robert D. Morton
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

     10.2*     Southington  Savings  Bank 1986 Stock  Option
               Plan  (Incorporated  by  reference to Exhibit
               10.2 to the Registration Statement)

     10.3*     Southington  Savings  Bank 1993 Stock  Option
               Plan  (Incorporated  by  reference to Exhibit
               10.3 to the Registration Statement)

     10.4* Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit
               10.4 to the Registration Statement)

     10.5* Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30,1996)

     10.6* Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit
               4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

     10.7* Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to
               Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1998)

     13.1      Annual Report to Security Holders

     21        Subsidiaries of Registrant

     24        Power of Attorney

     27        1999 Financial Data Schedule


----------------------
* Management contract or compensatory plan or arrangement.