Form 10-Q
period 2000-03-31
BANCORP CONNECTICUT INC
filed 2000-05-12
CIK 921746

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                        Commission File Number 34-0-25158

                            BANCORP CONNECTICUT, INC.
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                   06-1394443
----------------------------------         ------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

121 MAIN STREET, SOUTHINGTON, CONNECTICUT                06489
-----------------------------------------    -------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code    (860) 628-0351
                                             -------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE - 5,212,918 SHARES AS OF MAY 8, 2000
--------------------------------------------------------------------------------

                            BANCORP CONNECTICUT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.
                                                                           Page
  Item 1.    Financial Statements

             Consolidated Condensed Statements of Condition as of
                March 31, 2000 (unaudited) and December 31, 1999.........     3

             Consolidated Condensed Statements of Income for the
                Three Months Ended March 31, 2000 and 1999 (unaudited)...     4

             Consolidated Condensed Statements of Changes in Shareholders'
                Equity for the Three Months Ended
                March 31, 2000 and 1999 (unaudited)......................     5

             Consolidated Condensed Statements of Cash Flows for the
                Three Months Ended March 31, 2000 and 1999 (unaudited)...     6

             Notes to Consolidated Condensed Financial
                Statements (unaudited)...................................     7

  Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................     13

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk..     21

PART II.

  Item 1.    Legal Proceedings...........................................     22

  Item 2.    Changes in Securities and Use of Proceeds...................     22

  Item 3.    Defaults Upon Senior Securities.............................     22

  Item 4.    Submission of Matters to a Vote of Security Holders.........     22

  Item 5.    Other Information...........................................     22

  Item 6.    Exhibits and Reports on Form 8-K............................     22

Signatures...............................................................     24

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.


                                                       March 31,    December 31,
(dollars in thousands, except per share data)            2000           1999
--------------------------------------------------------------------------------
                                                      (unaudited)    (Note 1)
Assets
Cash and due from banks                                 $  10,694    $   13,548
Interest bearing deposits with banks                            6           346
Federal funds sold                                          1,200         6,725
                                                      ------------  ------------
           Cash and cash equivalents                       11,900        20,619
                                                      ------------  ------------
Securities available-for-sale (at market value)           227,056       214,495
Trading account securities                                    212           348
Federal Home Loan Bank stock                                6,042         4,392
Loans                                                     321,189       316,093
Less:
   Deferred loan fees                                        (734)         (702)
   Allowance for loan losses                               (5,787)       (5,681)
                                                      ------------  ------------
           Net loans                                      314,668       309,710
                                                      ------------  ------------
Deferred income taxes                                       8,634         8,535
Premises and equipment, net                                 3,823         3,971
Accrued income receivable                                   3,798         3,482
Foreclosed real estate, net                                   251           195
Other assets                                                3,078         3,051
                                                      ------------  ------------
           Total assets                                 $ 579,462    $  568,798
                                                      ------------  ------------

Liabilities and Shareholders' Equity
Liabilities:
    Deposits                                            $ 348,453    $  348,441
    Funds borrowed                                        180,850       171,129
    Other liabilities                                       7,394         7,696
                                                      ------------  ------------
           Total liabilities                              536,697       527,266
                                                      ------------  ------------

Commitments and Contingencies                                   -             -

Shareholders' equity:
    Preferred stock, no par value:
      authorized 1,000,000 shares;
      none issued and outstanding                               -             -
    Common stock, $1.00 par value:
      authorized 7,000,000 shares;
      issued 5,877,854 shares in 2000 and
      5,830,811 shares in 1999                              5,878         5,831
    Additional paid-in capital                             18,808        18,507
    Retained earnings                                      37,509        36,293
    Accumulated other comprehensive loss                  (11,501)      (11,611)
    Treasury stock, at cost: 655,836 shares in
      2000 and 625,836 shares in 1999                      (7,929)       (7,488)
                                                      ------------  ------------
           Total shareholders' equity                      42,765        41,532
                                                      ------------  ------------
           Total liabilities and shareholders' equity   $ 579,462    $  568,798
                                                      ------------  ------------


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.


                                                            Three Months Ended
                                                                 March 31,

                                                         -----------------------
(dollars in thousands, except per share data)              2000          1999
--------------------------------------------------------------------------------
                                                               (unaudited)
Interest income:
    Interest on loans, including fees                    $ 6,405       $ 5,788
                                                         --------      ---------
    Interest and dividends on investment securities:

      Interest income                                      3,400         2,646
      Dividend income                                        468           582
      Interest on trading account                              6             2
                                                         --------      ---------
                                                           3,874         3,230
                                                         --------      ---------
    Interest on federal funds sold                            76            10
    Other interest and dividends                              92            45
                                                         --------      ---------
        Total interest income                             10,447         9,073
                                                         --------      ---------
Interest expense:
    Savings deposits                                         587           630
    Time deposits                                          1,990         1,979
    NOW accounts                                             341           289
                                                         --------      ---------
                                                           2,918         2,898
    Interest on borrowed money                             2,387         1,688
                                                         --------      ---------
        Total interest expense                             5,305         4,586
                                                         --------      ---------
        Net interest income                                5,142         4,487
Provision for loan losses                                    118            30
                                                         --------      ---------
        Net interest income after provision
          for loan losses                                  5,024         4,457
                                                         --------      ---------
Noninterest income:
    Net securities gains                                     158           402
    Net trading account losses                               (64)          (27)
    Service charges on deposit accounts                      195           182
    Call options premiums                                    167            94
    Gains on sales of loans, originated for sale             150            38
    Brokerage servicing fees                                 107            55
    Trust fees                                                 -           153
    Other                                                    118            80
                                                         --------      ---------
      Total noninterest income                               831           977
                                                         --------      ---------
Noninterest expense:
    Salaries and employee benefits                         1,684         1,599
    Furniture and equipment                                  261           240
    Net occupancy                                            159           156
    Data processing                                          135           123
    Advertising                                              115            72
    Other                                                    610           673
                                                         --------      ---------
      Total noninterest expense                            2,964         2,863
                                                         --------      ---------
        Income before income taxes                         2,891         2,571
Provision for income taxes                                   863           736
                                                         --------      ---------
        Net income                                       $ 2,028       $ 1,835
                                                         ========      =========
Average common shares outstanding:
    Basic                                              5,225,218     5,156,638
    Diluted                                            5,474,829     5,524,443
Net income per common share:
    Basic                                                 $  0.39       $  0.36
    Diluted                                               $  0.37       $  0.33

Cash dividend per share                                   $ 0.155       $ 0.140



The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY BANCORP CONNECTICUT, INC.
(unaudited)

                                                                                        Accumulated
                                                                                            Other
                                                                                       Comprehensive
                                                             Additional                    Income                        Total
                                                  Common      Paid-In      Retained      Unrealized      Treasury     Shareholders'
(dollars in thousands, except per share data)      Stock      Capital      Earnings     Gains(Losses)     Stock         Equity
---------------------------------------------- -----------  ------------  -----------  --------------  ------------- ---------------


Balance, December 31, 1998                       $ 5,653      $ 17,421     $ 31,761           $ 825       $ (5,744)        $ 49,916
                                                                                                                     ---------------
    Net income                                         -             -        1,835               -              -            1,835
    Decrease in net unrealized gain
      on securities available-for-sale                 -             -            -          (1,156)             -           (1,156)
                                                                                                                     ---------------
        Total comprehensive income                                                                                              679
                                                                                                                     ---------------
    Stock options exercised (60,040 shares)           60           346            -               -              -              406
    Cash dividends declared ($0.14 per share)          -             -         (719)              -              -             (719)
    Tax benefits related to common stock
      options exercised                                -            75            -               -              -               75
                                               ----------  ------------  -----------  --------------  -------------  ---------------

Balance, March 31, 1999                          $ 5,713      $ 17,842     $ 32,877          $ (331)      $ (5,744)        $ 50,357
                                               ==========  ============  ===========  ==============  =============  ===============


Balance, December 31, 1999                       $ 5,831      $ 18,507     $ 36,293       $ (11,611)      $ (7,488)        $ 41,532
                                                                                                                     ---------------
    Net income                                         -             -        2,028               -              -            2,028
    Decrease in net unrealized loss on
      securities available-for-sale                    -             -            -             110              -              110
                                                                                                                     ---------------
        Total comprehensive loss                                                                                              2,138
                                                                                                                     ---------------
    Stock options exercised (46,843 shares)           47           211            -               -              -              258
    Cash dividends declared ($0.155 per share)         -             -         (812)              -              -             (812)
    Treasury stock purchased (30,000 shares)           -             -            -               -           (441)            (441)
    Tax benefits related to common stock
      options exercised                                -            90            -               -              -               90
                                               ----------  ------------  -----------  --------------  -------------  ---------------

Balance, March 31, 2000                          $ 5,878      $ 18,808     $ 37,509       $ (11,501)      $ (7,929)        $ 42,765
                                               ==========  ============  ===========  ==============  =============  ===============


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

                                                                   Three Months Ended
                                                                        March 31,
(in thousands)                                                      2000           1999
---------------------------------------------------------------------------------------
                                                                       (unaudited)
Cash flows from operating activities:
    Net income                                                  $   2,028    $   1,835
                                                                ----------   ----------
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Amortization of bond premiums (accretion
          of discounts), net                                         (797)        (301)
        Deferred income tax provision (benefit)                      (154)         239
        Provision for loan losses                                     118           30
        Provision for foreclosed real estate losses                     -           13
        Gain on sale of foreclosed real estate                         (8)           -
        Gains on sales of loans, originated for sale                 (150)         (38)
        Proceeds from sales of loans, originated for
          sale                                                      7,836        2,563
        Loans originated for sale                                  (9,495)      (2,743)
        Amortization of deferred loan points                          (36)         (76)
        Net securities gains                                         (158)        (402)
        Net trading account losses                                     64           27
        Depreciation and amortization                                 201          195
        Decrease (Increase) in trading account                         72         (265)
        Increase in accrued income receivable                        (316)        (221)
        Increase in other assets                                      (22)        (292)
        (Decrease) increase in other liabilities                     (212)       1,066
                                                                ----------   ----------
             Total adjustments                                     (3,057)        (205)
                                                                ----------   ----------
             Net cash (used for) provided by operating
               activities                                          (1,029)       1,630
                                                                ----------   ----------

Cash flows from investing activities:
    Purchases of securities available-for-sale                    (28,919)     (49,168)
    Proceeds from sales of securities available-for-sale           15,910       30,216
    Proceeds from maturities of securities                              -       10,574
    Paydowns on mortgage-backed securities                          1,568        6,583
    Purchases of Federal Home Loan Bank stock                      (1,650)           -
    Net increase in loans                                          (3,360)      (9,935)
    Purchases of premises and equipment, net                          (51)         (38)
    Proceeds from sales of foreclosed real estate, net                 74            -
                                                                ----------   ----------
             Net cash used for investing activities               (16,428)     (11,768)
                                                                ----------   ----------

Cash flows from financing activities:
    Net increase (decrease) in time deposits                        4,481          (17)
    Net decrease in other deposits                                 (4,469)      (2,766)
    Net (decrease) increase in Federal funds purchased
      and repurchase agreements                                   (26,779)      15,703
    Proceeds from other borrowings                                123,500        3,000
    Repayment of  other borrowings                                (87,000)      (2,000)
    Proceeds from exercise of stock options                           258          406
    Repurchase common stock                                          (441)           -
    Cash dividends paid                                              (812)        (719)
                                                                ----------   ----------
             Net cash provided by financing activities              8,738       13,607
                                                                ----------   ----------

             Net (decrease) increase in cash and cash
               equivalents                                         (8,719)       3,469
Cash and cash equivalents at beginning of period                   20,619       11,178
                                                                ----------   ----------

Cash and cash equivalents at end of period                     $   11,900   $   14,647
                                                                ==========   ==========

Noncash Investing and Financing Activities:
    Decrease in net unrealized loss/gain on securities
      available-for-sale                                         $    110   $   (1,156)
    Transfer of loans to foreclosed real estate                       129            -

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.


NOTE 1 - BASIS OF PRESENTATION

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Corporation") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). The Bank operates four branches and a mortgage lending center in Southington, Connecticut and one branch in Wallingford, Connecticut. It has two subsidiaries, BCI Financial Corporation ("BCIF") and SSB Mortgage Corporation ("SSBM"). BCIF is an indirect auto finance subsidiary located in Southington, Connecticut. SSBM, which commenced operations during the first quarter of 1999, is a passive investment company formed to take advantage of changes in Connecticut state tax statutes. The Bank's primary source of revenue is providing loans to customers who are either small and middle market businesses or individuals. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed statement of condition as of March 31, 2000, the consolidated condensed statements of income, consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the three month periods ended March 31, 2000 and 1999 have been prepared by the Corporation without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Corporation as of March 31, 2000 and the results of operations, changes in shareholders' equity and cash flows for the three month periods ended March 31, 2000 and 1999. Results of operations for the three month period ended March 31, 2000 is not necessarily indicative of results for any other period.

The statement of condition as of December 31, 1999, which has been included for comparative purposes, has been condensed from the audited statements for the year then ended. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated market values of securities available-for-sale as of March 31, 2000 and December 31, 1999 were as follows:

                                                 March 31, 2000
                                ------------------------------------------------
                                                 Gross       Gross    Estimated
                                  Amortized    Unrealized  Unrealized   Market
                                    Cost         Gains       Losses     Value
                                ------------------------------------------------
                                                 (in thousands)
United States Government
  and agency obligations            $ 63,767      $ -    $ (10,424)   $ 53,343
Municipal bonds                        5,607        7         (162)      5,452
Corporate bonds                          946        -          (22)        924
Mortgage-backed securities           101,090       40       (3,687)     97,443
Capital trust preferreds              31,312       20       (2,802)     28,530
Marketable equity securities          40,838    1,332       (2,209)     39,961
Mutual funds                             922      492          (11)      1,403
                                   ---------  -------    ----------  ---------
                                   $ 244,482  $ 1,891    $ (19,317)  $ 227,056
                                   =========  =======    ==========  =========



                                                 December 31, 1999
                                ------------------------------------------------
                                                 Gross       Gross    Estimated
                                  Amortized    Unrealized  Unrealized   Market
                                    Cost         Gains       Losses     Value
                                ------------------------------------------------
                                                 (in thousands)
    United States Government
      and agency obligations       $  60,867  $     -   $  (10,939)   $ 49,928
    Municipal bonds                    5,356        8         (132)      5,232
    Corporate bonds                      944        -          (21)        923
    Mortgage-backed securities        87,378        1       (3,811)     83,568
    Capital trust preferreds          29,131       50       (2,582)     26,599
    Marketable equity securities      47,670    1,461       (1,939)     47,192
    Mutual funds                         740      326          (13)      1,053
                                ------------  -------   -----------  ---------
                                   $ 232,086  $ 1,846    $ (19,437)  $ 214,495
                                ============  =======   ===========  =========

NOTE 3 - LOANS

The composition of the loan portfolio was:

                                                  March 31,         December 31,
                                                     2000               1999
                                                ------------         -----------
                                                        (in thousands)
    Commercial                                  $  63,160           $  56,828
    Commercial real estate                         48,251              47,961
    Residential real estate                       130,421             131,942
    Real estate construction                        2,455               3,250
    Consumer                                       76,902              76,112
                                                ------------         -----------
                                                  321,189             316,093
    Less:
      Deferred loan fees                             (734)               (702)
      Allowance for loan losses                    (5,787)             (5,681)
                                                ------------         -----------
        Total loans                            $  314,668           $ 309,710
                                                ===========-         ===========




NOTE 4 - ALLOWANCE FOR LOAN AND FORECLOSED REAL ESTATE  LOSSES

Changes in the allowances were:

                                                         Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                      2000              1999
                                                  -----------      -------------
                                                           (in thousands)
Allowance for loan losses:
    Balance, beginning of year                    $  5,681          $  5,549
    Provision for loan losses                          118                30
    Loans charged-off                                  (98)              (25)
    Recoveries                                          86                26
                                                -----------      -------------
    Balance, end of period                         $ 5,787           $ 5,580
                                                ===========      =============
Allowance for foreclosed real estate losses:
    Balance, beginning of year                     $    50           $    50
    Provision for losses                                 -                13
    Write-downs, net                                     -               (13)
                                                -----------      -------------
    Balance, end of period                            $ 50              $ 50
                                                ===========      =============

NOTE 5 - NONPERFORMING ASSETS

The balances of nonperforming assets were:

                                                         March 31, December 31,
                                                            2000        1999
                                                       ----------- ------------
                                                       (dollars in thousands)
      Nonaccrual loans:
        Commercial                                      $    112    $    420
        Commercial real estate                                22           -
        Residential real estate                              640         857
        Consumer                                             134         127
                                                        ----------- ------------
          Total nonaccrual loans                             908       1,404
      Accruing loans past due 90 days or more                  -           -
                                                       ----------- ------------
          Total nonperforming loans                          908       1,404
      Foreclosed real estate                                 251         195
                                                       ----------- ------------

           Total nonperforming assets                    $ 1,159     $ 1,599
                                                       =========== ============

      Nonperforming loans as a percentage
           of total loans                                  0.28%       0.44%
                                                       =========== ============

      Nonperforming assets as a percentage
           of total assets                                 0.20%       0.28%
                                                       =========== ============


NOTE 6 - DEPOSITS

Deposits consisted of the following:

                                                March 31,           December 31,
                                                  2000                  1999
                                             --------------         -----------
                                                         (in thousands)

Noninterest-bearing demand deposits            $  36,691            $  40,905
NOW accounts                                      48,787               49,380
Regular savings                                   70,732               69,534
Money market savings                              30,965               31,825
Certificates of deposit                          160,759              156,530
Club accounts                                        519                  267
                                             --------------         -----------
      Total deposits                          $  348,453            $ 348,441
                                             ==============         ===========

NOTE 7 - FUNDS BORROWED

Funds borrowed consisted of the following:
                                                     March 31,      December 31,
                                                       2000             1999
                                                   --------------    -----------
                                                          (in thousands)

Federal funds purchased                              $   2,500        $  2,100
Securities sold under repurchase agreements             57,520          84,699
Federal Home Loan Bank advances                        120,830          72,830
Federal Reserve Bank advances                                -          11,500
                                                   --------------    -----------
      Total funds borrowed                          $  180,850       $ 171,129
                                                   ==============    ===========



NOTE 8 - PER COMMON SHARE DATA

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three months ended March 31, 2000 and 1999 were as follows:

                                                       2000             1999
                                                     --------         -------
                                                          (in thousands)
Basic                                                 5,225            5,157
Effect of dilutive stock options                        250              367
                                                     --------         -------

Diluted                                               5,475            5,524
                                                     ========         =======


NOTE 9 - SHAREHOLDERS' EQUITY

The following table presents the components and related tax effects allocated to other comprehensive income for the three month period ended March 31, 2000.

                                            Before         Tax             Net
                                             Tax        (Benefit)        of Tax
                                            Amount       Expense         Amount
                                          ----------    ----------      --------
                                                    (in thousands)
    Net unrealized gains on securities
      arising during the period            $  323          $108          $  215
    Less: reclassification adjustment
      for gains realized
      in net income                           158            53             105
                                          ----------    ----------      --------
    Net unrealized gains on securities    $   165          $ 55          $  110
                                          ==========    ==========      ========

The following table presents the components and related tax effects allocated to other comprehensive income for the three month period ended March 31, 1999.

                                           Before         Tax             Net
                                             Tax        (Benefit)        of Tax
                                            Amount       Expense         Amount
                                          ----------    ----------      --------
                                                    (in thousands)

  Net unrealized losses on securities
    arising during the period
  Less: reclassification adjustment      $  (1,351)      $  (460)      $   (891)
    for gains realized
    in net income                              402           137            265
                                         ----------      --------      ---------
  Net unrealized losses on securities    $  (1,753)      $  (597)      $ (1,156)
                                         ==========      ========      =========



On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% (260,000) of its outstanding common shares over the next twelve months. On April 20, 2000, this share buyback program was terminated. Pursuant to that program, the Corporation purchased 136,338 shares of its outstanding shares of common stock, or 2.6% of its outstanding shares as of April 21, 1999 and April 29, 2000.

On April 19, 2000, the Corporation's Board of Director's voted to authorize a new share buyback program of up to 5% (262,000) of its outstanding shares of common stock over the next year. Purchases are made from time to time in the open market and through private transactions. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through May 8, 2000, the Corporation repurchased 25,000 shares at an average price of $14.78.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


                      COMPARISON OF THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2000 AND 1999

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

CHANGES IN FINANCIAL CONDITION

INVESTMENTS - Securities available-for-sale increased $12,561,000 or 5.9% to $227,056,000 as of March 31, 2000 from $214,495,000 as of December 31, 1999.
Purchases of securities net of proceeds from maturities and sales (excluding realized gains) and paydowns on mortgage-backed securities amounted to $11,441,000 during the first quarter of 2000. This increase in securities was primarily funded by additional net borrowings of $9,721,000 in order to enhance net interest income. Net unrealized losses in the securities portfolio totaled $17,426,000 as of March 31, 2000 compared to unrealized losses of $17,591,000 as of December 31, 1999.

As of March 31, 2000, approximately 47.5% or $19,000,000 of the marketable equity securities portfolio was comprised of money market preferred stocks. These securities are highly liquid, reprice every 49 days and are subject to the tax advantages of the Federal dividends received deduction in 2000 and 1999.

LOANS - Loans increased  $5,096,000 or 1.6% to $321,189,000 as of March 31, 2000
from $316,093,000 as of December 31, 1999 primarily due to increased commercial loan volume. Commercial loans and commercial real estate loans increased $6,622,000 or 6.3% and represented 34.7% of the loan portfolio as of March 31, 2000. Purchased Small Business Administration loans accounted for $4,769,000 of this commercial loan increase.

DEPOSITS - Total deposits as of March 31, 2000 in the amount of $348,453,000 remained relatively unchanged compared to the $348,441,000 as of December 31, 1999. The increase in time deposits of $4,481,000 was principally offset by a decrease in noninterest-bearing demand deposits of $4,214,000.

BORROWINGS - Advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $48,000,000 or 65.9% to $120,830,000 as of March 31, 2000 compared to $72,830,000 as of year end 1999. Federal Reserve Bank advances decreased by $11,500,000 during the quarter resulting in no outstanding advances as of March 31, 2000. In addition, Federal funds purchased and securities sold under agreements to repurchase decreased $26,779,000 or 30.9% to $60,020,000 from $86,799,000. The resultant net increase of $9,721,000 in borrowings was primarily utilized to fund the Bank's net purchases of securities. As of March 31, 2000, broker/dealer repurchase agreements and retail repurchase agreements totaled $41,540,000 and $15,980,000, respectively.

CHANGES IN RESULTS OF OPERATIONS

EARNINGS - Net income for the quarter ended March 31, 2000 was $2,028,000 compared to $1,835,000 for the first quarter of 1999, an increase of 10.5%. On a diluted per common share basis, the Corporation earned $.37 per share in 2000 compared  to $.33 per  share in  1999.  Increases  in net  interest  income  and noninterest income (exclusive of securities gains), partially offset by increased noninterest expense and a higher provision for loan losses were principally responsible for the improved operating results. The annualized return on average assets for the quarter ended March 31, 2000 was 1.44% compared to 1.40% for the same quarter last year while the return on average equity rose to 19.53% from 14.69% the previous year. The increase in the return on average equity was due to the increase in net income compared to the prior year quarter as well as the increase in net unrealized losses in the securities portfolio and the common stock purchases under the Corporation's share repurchase program which reduced average equity.

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

Average interest earning assets increased by $50,580,000 or 9.9% to $559,616,000 for the three months ended March 31, 2000 from $509,036,000 for the same quarter in 1999.

For the three months ended March 31, 2000 net interest income, on a tax equivalent basis, increased $627,000 or 13.3% compared to the same period in 1999 mainly as a result of increases in the average volume of the loan and invested funds portfolios of $27,055,000 and $23,525,000, respectively, and favorable rate variances with respect to investments. In addition, average noninterest bearing demand deposits were $3,105,000 or 9.2% higher during 2000 compared to 1999 which helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income to average interest earning assets on a tax equivalent basis was 3.81% for the quarter ended March 31, 2000 compared to 3.70% for the same period in 1999. A proportionately greater rise in yields on earning assets compared with interest rates on sources of funds helped to achieve the increase in the interest rate margin in 2000 compared to 1999. If, however, short-term interest rates continue to rise, some compression in the net interest margin is likely to occur. Average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 2000 and 1999 and a state income tax rate of 0.0% for both periods, due to the formation of a passive investment company in 1999.

PROVISION FOR LOAN LOSSES - For the three months ended March 31, 2000 and 1999, the provisions for loan losses were $118,000 and $30,000, respectively. Net loan charge-offs totaled $12,000 for the first quarter of 2000 compared to net loan recoveries of $1,000 for the same period in 1999. The allowance for loan losses was $5,787,000 or 1.80% of outstanding loans as of March 31, 2000 compared to $5,580,000 or 1.89% of outstanding loans as of March 31, 1999. Nonperforming loans were $908,000 as of March 31, 2000 and $1,115,000 as of March 31, 1999,
representing .28% and .38%, respectively, of outstanding loans.

Management regularly monitors and has established a formal process for determining the adequacy of the allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including impaired loans), and specific loan types. The policy of the Bank is to review all commercial loans and delinquent consumer loans quarterly. Up to a total of nine risk rating classifications are used to describe the credit risk associated with commercial and consumer loans. Of these classifications, the problem loan categories are: "substandard," "doubtful" and "loss." Loans designated loss are charged-off quarterly. A risk factor is assigned by loan type to loans within each classification in determining the respective allowance. For loans that are analyzed individually, third-party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (1-4 family), management's analysis consists of reviewing delinquency trends, historical charge-off experience, prevailing economic conditions, size and current composition of the loan portfolio, collateral value trends and other relevant factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. The unallocated portion of the allowance for loan losses was $1,657,000 as of March 31, 2000 compared to $1,580,000 as of December 31, 1999.

NONINTEREST INCOME - Total noninterest income, excluding net securities gains, net trading account losses and trust fees, increased by $288,000 or 64.1% to $737,000 in the first quarter of 2000 from $449,000 for the same period in 1999. Call options premiums increased $73,000 for the first quarter of 2000 compared to 1999. Brokerage servicing fees increased $52,000 for the first quarter of 2000 compared to 1999 due to higher sales volume. The gains on sales of loans, originated for sale, increased $112,000 or 294.7% in 2000 compared to 1999 primarily as a result of loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company. Other income totaled $118,000 in 2000 compared to $80,000 in 1999, representing an increase of $38,000 or 47.5%. This increase reflected increased fee income of $29,000 from insurance fees recorded by the Bank.

During the first quarter of 2000, the Corporation recognized total net securities gains of $158,000 on the sale of securities available-for-sale compared to net securities gains of $402,000 in 1999, a decrease of $244,000. In addition, there were no trust fees recorded in 2000 as compared to $153,000 for 1999 as a result of the sale of the Bank's trust operations during the third quarter of 1999. Net trading account losses totaled $64,000 for the first quarter of 2000 compared to $27,000 for the same period in 1999.

NONINTEREST   EXPENSE  -  Operating  expenses  increased  $101,000  or  3.5%  to
$2,964,000 in the first quarter of 2000 from $2,863,000 in 1999.

Salaries and employee benefits were $85,000 or 5.3% higher in 2000 compared to 1999. This increase reflects higher commission salaries of $37,000 and scheduled employee annual salary increases partially offset by no trust operation salaries and benefits in 2000 as compared to approximately $71,000 in 1999. Higher group medical and retirement benefit costs of $32,000 were more than offset by a decreased utilization of temporary employees during 2000 in the amount of $48,000.

The expenses related to furniture and equipment increased $21,000 or 8.8% to $261,000 for the first quarter of 2000 compared to $240,000 for the same period in 1999. Higher computer maintenance expenses of $12,000 during 2000 as compared to 1999 were the primary reason for the increase.

Advertising expense increased $43,000 or 59.7% to $115,000 for the first quarter of 2000 compared to $72,000 for the same period in 1999 primarily as a result of increases in advertising expenditures to promote the Bank and its products including Internet banking to its consumer customers.

The decrease in other noninterest expenses of $63,000 or 9.4% reflected a net decrease in a number of miscellaneous expense categories. The most significant decreases in these categories were $42,000 of expenses incurred in 1999 for outside fund management fees and other operating expenses for the internal trust operations of the Bank, which was sold during the third quarter of 1999, and $16,000 of net foreclosed real estate activity.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended March 31, 2000 and 1999 was $863,000 and $736,000, respectively, representing effective tax rates of 29.9% and 28.6%, respectively. The effective income tax rates are below statutory rates primarily as a result of the dividends received deduction and the establishment of the passive investment company.

On May 19, 1998, the Connecticut state legislature enacted legislation which permits financial services companies which maintain an office in Connecticut, and have a minimum of five employees (among other provisions), the authority to create a limited passive investment company ("PIC") for the purpose of holding for investment loans collateralized by real estate free from Connecticut corporation business tax. The regulation is effective for income tax years beginning January 1, 1999. During the fourth quarter of 1998, the Bank formed a passive investment company, SSB Mortgage Corporation. Subsequently, for tax years beginning January 1, 1999, the Corporation's state tax expense has been eliminated resulting in the lower effective tax rates mentioned above.

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

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from correspondent banks and securities sold under repurchase agreements. Such sources are supplemented by interest bearing deposits with banks, Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 2000 or 1999, and none were outstanding as of March 31, 2000.

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of March 31, 2000, qualified collateral totaled $163,023,000. The Bank's actual borrowings on that date were $120,830,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the three months ended March 31, 2000 and 1999 and is summarized below.

During the current period, cash and cash equivalents decreased by $8,719,000, as net cash used for operating and investing activities of $17,457,000 exceeded the net cash provided by financing activities of $8,738,000.

Net cash used for investing activities, which primarily reflects the net redeployment of funds into the loan and securities portfolios, was $16,428,000 for the three months ended March 31, 2000. During this period, the Corporation experienced net originations of loans totaling $3,360,000 and a net increased investment in securities in the amount of $11,441,000, which were funded primarily by increased borrowings.

The net cash provided by financing activities of $8,738,000 for the three months ended March 31, 2000 primarily reflected net increases in funds borrowed from the FHLB of $48,000,000 partially offset by decreases in funds borrowed from the Federal Reserve Bank of $11,500,000 and Federal funds purchased and repurchase agreements of $26,779,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

                                                                            To Be Well Capitalized
                                                                            Under Prompt Corrective
                                                        Actual                 Action Provisions
                                                  ------------------        -----------------------
                                                    Amount   Ratio           Amount        Ratio
                                                  -------   --------        ---------     ---------
    As of March 31, 2000:
      Total Capital (to Risk Weighted Assets)      $ 52,254   14.56  %  >/= $ 35,899 >/=     10.0 %
      Tier I Capital (to Risk Weighted Assets)       47,751   13.30     >/=   21,539 >/=      6.0
      Tier I Capital (to Average Assets)             47,751    8.50     >/=   28,076 >/=      5.0

On January 19, 2000, the Board of Directors of the Corporation declared a cash dividend of $.155 per common share which was paid on February 15, 2000 to shareholders of record on February 1, 2000. Subsequent to March 31, 2000, the Board of Directors of the Corporation declared a cash dividend of $.17 per common share payable on May 16, 2000 to shareholders of record on May 1, 2000. The Corporation's improvement in earnings for the first quarter of 2000 led to the 9.7% increase in its dividend to shareholders.

On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% (260,000) of its outstanding common shares over the next twelve months. On April 20, 2000, this share buyback program was terminated. Pursuant to that program, the Corporation purchased 136,338 shares of its outstanding shares of common stock, or 2.6% of its outstanding shares as of April 21, 1999 and April 29, 2000.

On April 19, 2000, the Corporation's Board of Director's voted to authorize a new share buyback program of up to 5% (262,000) of its outstanding shares of common stock over the next year. Purchases are made from time to time in the open market and through private transactions. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through May 8, 2000, the Corporation repurchased 25,000 shares at an average price of $14.78.

YEAR 2000

PROJECT PLAN

Management recognized the major impact the Year 2000 computer chip problem would have on all corporations doing business. The following plan was implemented to identify critical systems that had to be modified to avoid any disruption of daily business. The implementation of the project plan has been successfully completed.

AWARENESS PHASE: Management created a Year 2000 project team to develop an overall Year 2000 strategy, provide education to employees and to establish corporate accountability. The awareness phase was completed February 28, 1998.

RISK ASSESSMENT PHASE: Beginning in March 1998, an assessment of all hardware, software, networks and other processing platforms was performed. Year 2000 problems were identified and mission critical applications prioritized. In July 1998, the Bank completed the conversion to a new core processing system utilizing Jack Henry & Associates software and IBM AS400 hardware, both of which had been certified Year 2000 compliant. This new data processing solution addressed many of the Bank's mission critical applications. The risk assessment phase included the development of contingency plans for all mission critical applications. The risk assessment phase was completed on December 31, 1998 and the contingency plan was completed on June 30, 1999.

RENOVATION PHASE: Management established a December 31, 1998 target date for replacement or modification of the Bank's mission critical internal applications to allow for a full year of testing. This phase was essentially completed ahead of time with the replacement of the core data processing system.

VALIDATION PHASE: This phase provided for the testing of hardware, software, interfaces and integration with other systems. It also included testing and certifying third parties for Year 2000 readiness. The Bank's new core processing system has been certified Year 2000 compliant by its manufacturer. However, the Bank performed its own independent tests rather than utilize proxy testing results from the vendor. In addition, the Bank retained the services of an independent party to review overall plan effectiveness and the results of testing. The validation phase on all critical systems was completed by June 30, 1999.

IMPLEMENTATION PHASE: As applications became certified they were considered to be placed into service. Management assessed the impact of any system failing the certification tests and implemented the contingency plan developed for that application. The Bank's primary internal technological systems including the core processing system, teller equipment and local area network have already been placed into service. Implementation of all critical systems was completed by June 30, 1999.

COSTS

In 1997, the Bank completed an extensive analysis of its data processing systems and decided to bring its core processing system in-house rather than continue in a service bureau relationship environment. The decision to move to an in-house solution was primarily based on the improved operating effectiveness, enhanced new product development and expanded management reporting the new system could provide. However, the additional benefit of the decision was the purchase of a mainframe computer, banking software and peripheral devices that had already been certified Year 2000 compliant. The cost of the new software and hardware (which includes all new teller equipment) acquired for the July 1998 conversion totaled $1,991,000. This cost has been capitalized and is being amortized and depreciated over the useful lives of the assets. Related amortization and depreciation amounts to approximately $437,000 per year.

The Corporation does not separately track the internal costs associated with its Year 2000 readiness project, and such costs are primarily the portion of an employee's time spent on Year 2000 related issues.

Year 2000 external readiness costs, consisting primarily of labor costs in the testing and validation of systems, professional consulting costs and marketing costs to keep customers informed of Year 2000 progress, approximated $100,000 in 1999. The Bank does not expect to incur any additional significant Year 2000 costs.

RISKS AND CONTINGENCIES

Based upon a self-assessment of its current Year 2000 readiness, management believed the greatest Year 2000 uncertainties and exposures were not within its own technological systems but within its third-party vendor relationships and its commercial borrowers. Since the Year 2000 date change, there have been no technological problems with third-party vendors and the Bank's loan portfolio has not been adversely affected by Year 2000 issues related to its commercial borrowers.

As of year-end 1998, the Bank had devoted the majority of its efforts to convert to the new core processing system. Since the Year 2000 date change, the Bank has not experienced any disruptions to customer service or system failures related to any of its core processing systems.


The Bank is also subject to the safety and soundness standards for Year 2000 readiness established by the Federal Deposit Insurance Corporation and the State of Connecticut Banking Department and has completed the Phase 2 examinations by these agencies to date. Management believes it has complied with all standards set forth by the regulatory agencies.

AVERAGE STATEMENTS OF CONDITION, NET INTEREST INCOME AND INTEREST RATES(a)

                                                                      Three Months Ended March 31,
                                              -----------------------------------------------------------------------------
                                                             2000                                    1999
---------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Yield/        Average                   Yield/
 (dollars in thousands)                           Balance    Interest       Rate(c)       Balance    Interest       Rate(c)
---------------------------------------------------------------------------------------------------------------------------
 Assets

 Interest-earning assets:
      Loans(b)                                   $315,356     $ 6,405        8.12%       $288,301     $ 5,788        8.03%
      Taxable investment securities(c)            227,484       3,949        6.94%        213,080       3,385        6.35%
      Municipal bonds(c)                            5,554         109        7.85%          3,543          61        6.89%
      Federal funds sold                            5,403          76        5.63%            837          10        4.78%
      Other interest-earning assets                 5,819          98        6.74%          3,275          47        5.74%
                                                 --------     -------                    --------     -------
 Total interest-earning assets                    559,616      10,637        7.60%        509,036       9,291        7.30%
                                                              -------                                 -------
 Noninterest-earning assets                         4,959                                  16,212
                                                 --------                                --------
 Total Assets                                    $564,575                                $525,248
                                                 ========                                ========

 Liabilities and Equity

 Interest-bearing liabilities:
      NOW and savings deposits                   $147,630         928        2.51%       $147,835         919        2.49%
      Time deposits                               159,249       1,990        5.00%        159,577       1,979        4.96%
      Federal funds purchased and
           repurchase agreements                   68,813         922        5.36%         88,510       1,148        5.19%
      Other borrowings                            104,555       1,465        5.60%         42,599         540        5.07%
                                                 --------     -------                    --------      -------
 Total interest-bearing liabilities               480,247       5,305        4.42%        438,521       4,586        4.18%
                                                               -------                                 -------
Noninterest-bearing liabilities:
      Demand deposits                              36,805                                  33,700
      Other                                         5,979                                   3,057
 Shareholders' equity                              41,544                                  49,970
                                                 --------                                --------
Total Liabilities and
      Shareholders' Equity                       $564,575                                $525,248
                                                 ========                                ========
 Net interest income on a tax
      equivalent basis(c)                                       5,332                                   4,705
 Tax equivalent adjustment                                       (190)                                   (218)
                                                               -------                                 -------
 Net interest income                                          $ 5,142                                 $ 4,487
                                                               =======                                 =======

 Net interest spread (tax equivalent basis)                                  3.18%                                   3.12%
                                                                            ======                                  ======
 Net interest margin (tax equivalent basis)                                  3.81%                                   3.70%
                                                                            ======                                  ======



(a) Computed on an annualized basis.
(b) Average balances for loans include nonaccrual and renegotiated balances.
(c) Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% for 2000 and 1999 and a state income tax rate of 0% in 2000 and 1999.

RATE/VOLUME ANALYSIS
                                      Three Months Ended March 31, 2000
                                              Compared to 1999
                                      ----------------------------------
                                      Increase (Decrease)
                                             Due to
                                      --------------------
 (in thousands)                        Volume         Rate         Net(1)
------------------------------------------------------------------------
 Interest earned on:
      Loans                             $ 549         $ 68         $ 617
      Taxable investment securities       238          326           564
      Municipal bonds                      39            9            48
      Federal funds sold                   64            2            66
      Other interest-earning assets        42            9            51
                                       --------     --------      --------
           Total interest income          932          414         1,346
                                       --------     --------      --------
 Interest paid on:
      NOW and savings deposits             (1)          10             9
      Time deposits                        (4)          15            11
      Federal funds purchased and
           repurchase agreements         (263)          37          (226)
      Other borrowings                    863           62           925
                                       --------     --------      --------
           Total interest expense         595          124           719
                                       --------     --------      --------
 Change in net interest income          $ 337        $ 290         $ 627
                                       ========     =======       ========


(1) The change in interest due to both tax equivalent rate and volume has been allocated to changes due to volume and changes due to tax equivalent rate in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Bank is exposed is interest rate risk. The majority of the Bank's interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.

The Bank manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of March 31, 2000 and December 31, 1999 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is within the Bank's established 10% tolerance limit.

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

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

              EXHIBIT NO.   DESCRIPTION

              3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No.33-77696)(the "Registration
                            Statement"))

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

         (b)      Reports on Form 8-K

The registrant did not file any Report on Form 8-K during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the
undersigned    thereunto   duly   authorized.

                                       BANCORP CONNECTICUT, INC.
                              ----------------------------------
                                               (Registrant)






Date:      MAY 8, 2000                     /S/   ROBERT D. MORTON
         -----------------------------      ----------------------------
                                                 Robert D. Morton
                                                 President and Chief
                                                    Executive Officer
                                                 (Principal Executive Officer)




Date:      MAY 8, 2000                      /S/   PHILLIP J. MUCHA
         ------------------------------      ----------------------------
                                                  Phillip J. Mucha
                                                  Chief Financial Officer
                                                    and Treasurer/Secretary
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


              EXHIBIT NO.   DESCRIPTION

              3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No.33-77696)(the "Registration
                            Statement"))

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