Form 10-Q
period 2000-06-30
BANCORP CONNECTICUT INC
filed 2000-08-14
CIK 921746

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                        Commission File Number 34-0-25158
                                               ----------

                            BANCORP CONNECTICUT, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                      06-1394443
---------------------------------           ------------------------------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)


121 Main Street, Southington, Connecticut                   06489
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code      (860) 628-0351
                                                   -----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, $1.00 Par value -- 5,179,456 shares as of August 9, 2000
--------------------------------------------------------------------------------

                            BANCORP CONNECTICUT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.
                                                                            Page
  Item 1.  Financial Statements

           Consolidated Condensed Statements of Condition as of
             June 30, 2000 (unaudited) and December 31, 1999...............   3

           Consolidated Condensed Statements of Income for the
             Three Months Ended June 30, 2000 and 1999 (unaudited).........   4

           Consolidated Condensed Statements of Income for the
             Six Months Ended June 30, 2000 and 1999 (unaudited)...........   5

           Consolidated Condensed Statements of Changes in
             Shareholders' Equity for the Six Months Ended
             June 30, 2000 and 1999 (unaudited)............................   6

           Consolidated Condensed Statements of Cash Flows for the
             Six Months Ended June 30, 2000 and 1999 (unaudited)...........   7

           Notes to Consolidated Condensed Financial Statements
             (unaudited)...................................................   8

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  24

PART II.

  Item 1.  Legal Proceedings...............................................  25

  Item 2.  Changes in Securities and Use of Proceeds.......................  25

  Item 3.  Defaults Upon Senior Securities.................................  25

  Item 4.  Submission of Matters to a Vote of Security Holders.............  25

  Item 5.  Other Information...............................................  26

  Item 6.  Exhibits and Reports on Form 8-K................................  26

Signatures.................................................................  28

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

                                                                  June 30,    December 31,
(dollars in thousands, except per share data)                       2000         1999
------------------------------------------------------------------------------------------
                                                                (unaudited)    (Note 1)
ASSETS
Cash and due from banks                                          $  13,151    $  13,548
Interest bearing deposits with banks                                     5          346
Federal funds sold                                                  17,450        6,725
                                                                 ---------    ---------
         Cash and cash equivalents                                  30,606       20,619
                                                                 ---------    ---------
Securities available-for-sale (at market value)                    228,786      214,595
Trading account securities                                             207          348
Federal Home Loan Bank stock                                         5,592        4,392
Loans                                                              323,727      316,093
Less:
   Deferred loan fees                                                 (728)        (702)
   Allowance for loan losses                                        (5,828)      (5,681)
                                                                 ---------    ---------
         Net loans                                                 317,171      309,710
                                                                 ---------    ---------
Deferred income taxes                                                9,623        8,535
Premises and equipment, net                                          4,204        3,971
Accrued income receivable                                            3,854        3,482
Foreclosed real estate, net                                             74          195
Other assets                                                         5,064        2,951
                                                                 ---------    ---------
         Total assets                                            $ 605,181    $ 568,798
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits                                                      $ 386,658    $ 348,441
   Funds borrowed                                                  165,509      171,129
   Other liabilities                                                11,908        7,696
                                                                 ---------    ---------
         Total liabilities                                         564,075      527,266
                                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES                                           --           --

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value: authorized 1,000,000 shares;
     none issued and outstanding                                        --           --
   Common stock, $1.00 par value: authorized 7,000,000 shares;
     issued 5,895,004 shares in 2000 and
     5,830,811 shares in 1999                                        5,895        5,831
   Additional paid-in capital                                       18,859       18,507
   Retained earnings                                                38,821       36,293
   Accumulated other comprehensive loss                            (13,662)     (11,611)
   Treasury stock, at cost: 715,836 shares in 2000 and
     625,836 shares in 1999                                         (8,807)      (7,488)
                                                                 ---------    ---------
         Total shareholders' equity                                 41,106       41,532
                                                                 ---------    ---------
         Total liabilities and shareholders' equity              $ 605,181    $ 568,798
                                                                 =========    =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                               Three Months Ended
                                                                    June 30,
                                                             -----------------------
(dollars in thousands, except per share data)                   2000         1999
------------------------------------------------------------------------------------
                                                                   (unaudited)
INTEREST INCOME:
   Interest on loans, including fees                         $    6,573   $    5,970
                                                             ----------   ----------
   Interest and dividends on investment securities:
     Interest income                                              3,709        2,819
     Dividend income                                                509          487
     Interest on trading account                                     --           --
                                                             ----------   ----------
                                                                  4,218        3,306
                                                             ----------   ----------
   Interest on federal funds sold                                    57           98
   Other interest and dividends                                     108           47
                                                             ----------   ----------
       Total interest income                                     10,956        9,421
                                                             ----------   ----------
INTEREST EXPENSE:
   Savings deposits                                                 596          665
   Time deposits                                                  2,108        1,888
   NOW accounts                                                     352          311
                                                             ----------   ----------
                                                                  3,056        2,864
   Interest on borrowed money                                     2,692        1,792
                                                             ----------   ----------
       Total interest expense                                     5,748        4,656
                                                             ----------   ----------
       Net interest income                                        5,208        4,765
Provision for loan losses                                           118           35
                                                             ----------   ----------
       Net interest income after provision for loan losses        5,090        4,730
                                                             ----------   ----------
NONINTEREST INCOME:
   Net securities gains                                             119          352
   Net trading account gains                                         20           18
   Service charges on deposit accounts                              203          173
   Call options premiums                                            155           74
   Gains on sales of loans, originated for sale                     146           75
   Brokerage servicing fees                                         135           64
   Trust fees                                                        --          149
   Other                                                            149          121
                                                             ----------   ----------
     Total noninterest income                                       927        1,026
                                                             ----------   ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits                                 1,658        1,682
   Furniture and equipment                                          268          243
   Net occupancy                                                    144          142
   Data processing                                                  145          162
   Advertising                                                      115          101
   Other                                                            555          638
                                                             ----------   ----------
     Total noninterest expense                                    2,885        2,968
                                                             ----------   ----------
       Income before income taxes                                 3,132        2,788
Provision for income taxes                                          933          831
                                                             ----------   ----------
       NET INCOME                                            $    2,199   $    1,957
                                                             ==========   ==========

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                      5,211,544    5,211,496
   Diluted                                                    5,443,674    5,550,721
NET INCOME PER COMMON SHARE:
   Basic                                                     $     0.42   $     0.38
   Diluted                                                   $     0.40   $     0.35

CASH DIVIDEND PER SHARE                                      $     0.17   $     0.15



The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                                   Six Months Ended
                                                                       June 30,
                                                             --------------------------
(dollars in thousands, except per share data)                    2000           1999
---------------------------------------------------------------------------------------
                                                                      (unaudited)
INTEREST INCOME:
   Interest on loans, including fees                         $    12,978    $    11,758
                                                             -----------    -----------
   Interest and dividends on investment securities:
     Interest income                                               7,109          5,465
     Dividend income                                                 977          1,069
     Interest on trading account                                       6              2
                                                             -----------    -----------
                                                                   8,092          6,536
                                                             -----------    -----------
   Interest on federal funds sold                                    133            108
   Other interest and dividends                                      200             92
                                                             -----------    -----------
       Total interest income                                      21,403         18,494
                                                             -----------    -----------
INTEREST EXPENSE:
   Savings deposits                                                1,182          1,295
   Time deposits                                                   4,099          3,868
   NOW accounts                                                      693            599
                                                             -----------    -----------
                                                                   5,974          5,762
   Interest on borrowed money                                      5,079          3,480
                                                             -----------    -----------
       Total interest expense                                     11,053          9,242
                                                             -----------    -----------
       Net interest income                                        10,350          9,252
Provision for loan losses                                            236             65
                                                             -----------    -----------
       Net interest income after provision for loan losses        10,114          9,187
                                                             -----------    -----------
NONINTEREST INCOME:
   Net securities gains                                              277            754
   Net trading account losses                                        (44)            (9)
   Service charges on deposit accounts                               397            355
   Call options premiums                                             322            168
   Gains on sales of loans, originated for sale                      296            113
   Brokerage servicing fees                                          242            119
   Trust fees                                                         --            302
   Other                                                             268            201
                                                             -----------    -----------
     Total noninterest income                                      1,758          2,003
                                                             -----------    -----------
NONINTEREST EXPENSE:
   Salaries and employee benefits                                  3,342          3,281
   Furniture and equipment                                           529            483
   Net occupancy                                                     303            298
   Data processing                                                   280            285
   Advertising                                                       230            173
   Other                                                           1,165          1,311
                                                             -----------    -----------
     Total noninterest expense                                     5,849          5,831
                                                             -----------    -----------
       Income before income taxes                                  6,023          5,359
Provision for income taxes                                         1,796          1,567
                                                             -----------    -----------
       NET INCOME                                            $     4,227    $     3,792
                                                             ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                       5,218,381      5,184,218
   Diluted                                                     5,459,252      5,537,363
NET INCOME PER COMMON SHARE:
   Basic                                                     $      0.81    $      0.73
   Diluted                                                   $      0.77    $      0.68

CASH DIVIDEND PER SHARE                                      $     0.325    $     0.290


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY BANCORP CONNECTICUT, INC.
(unaudited)


                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                Additional                   Income                      Total
                                                     Common      Paid-In      Retained     Unrealized     Treasury    Shareholders'
(dollars in thousands, except per share data)         Stock      Capital      Earnings    Gains(Losses)    Stock         Equity
----------------------------------------------       -------    ----------    --------   --------------   --------    ------------

BALANCE, DECEMBER 31, 1998                           $ 5,653      $17,421     $ 31,761      $    825      $(5,744)     $ 49,916
                                                                                                                       --------
   Net income                                             --           --        3,792            --           --         3,792
   Decrease in net unrealized gain on securities
     available-for-sale                                   --           --           --        (5,771)          --        (5,771)
                                                                                                                       --------
       Total comprehensive loss                                                                                          (1,979)
                                                                                                                       --------
   Stock options exercised (114,664 shares)              115          543           --            --           --           658
   Cash dividends declared ($0.29 per share)              --           --       (1,500)           --           --        (1,500)
   Treasury stock purchased (25,500 shares)               --           --           --            --         (400)         (400)
   Tax benefits related to common stock options
     exercised                                            --           84           --            --           --            84
                                                     -------      -------     --------      --------      -------      --------

BALANCE, JUNE 30, 1999                               $ 5,768      $18,048     $ 34,053      $ (4,946)     $(6,144)     $ 46,779
                                                     =======      =======     ========      ========      =======      ========


BALANCE, DECEMBER 31, 1999                           $ 5,831      $18,507     $ 36,293      $(11,611)     $(7,488)     $ 41,532
                                                                                                                       --------
   Net income                                             --           --        4,227            --           --         4,227
   Increase in net unrealized loss on securities
     available-for-sale                                   --           --           --        (2,051)          --        (2,051)
                                                                                                                       --------
       Total comprehensive income                                                                                         2,176
                                                                                                                       --------
   Stock options exercised (64,163 shares)                64          257           --            --           --           321
   Cash dividends declared ($0.325 per share)             --           --       (1,699)           --           --        (1,699)
   Treasury stock purchased (90,000 shares)               --           --           --            --       (1,319)       (1,319)
   Tax benefits related to common stock options
     exercised                                            --           95           --            --           --            95
                                                     -------      -------     --------      --------      -------      --------

BALANCE, JUNE 30, 2000                               $ 5,895      $18,859     $ 38,821      $(13,662)     $(8,807)     $ 41,106
                                                     =======      =======     ========      ========      =======      ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

                                                                 Six Months Ended
                                                                     June 30,
                                                              ---------------------
(in thousands)                                                   2000        1999
-----------------------------------------------------------------------------------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   4,227    $  3,792
                                                              ---------    --------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Amortization of bond premiums (accretion of
         discounts), net                                         (1,735)     (1,001)
       Deferred income tax provision (benefit)                      (31)        144
       Provision for loan losses                                    236          65
       Provision (credit) for foreclosed real estate losses         (45)         13
       Gain on sale of foreclosed real estate                       (52)         (9)
       Gains on sales of loans, originated for sale                (296)       (113)
       Proceeds from sales of loans, originated for sale         15,685       7,716
       Loans originated for sale                                (15,643)     (7,621)
       Amortization of deferred loan points                         (53)       (131)
       Net securities gains                                        (277)       (754)
       Net trading account losses                                    44           9
       Depreciation and amortization                                403         390
       Decrease (Increase) in trading account                        97        (105)
       Increase in accrued income receivable                       (372)       (172)
       Increase in other assets                                  (2,132)       (545)
       Increase in other liabilities                              4,307       1,209
                                                              ---------    --------
           Total adjustments                                        136        (905)
                                                              ---------    --------
           Net cash provided by operating activities              4,363       2,887
                                                              ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                   (56,501)    (71,597)
   Proceeds from sales of securities available-for-sale          37,384      51,549
   Proceeds from maturities of securities                            --      15,774
   Paydowns on mortgage-backed securities                         3,830      10,488
   Purchases of Federal Home Loan Bank stock                     (1,200)         --
   Net increase in loans                                         (7,519)    (22,181)
   Purchases of premises and equipment, net                        (633)       (143)
   Proceeds from sales of foreclosed real estate, net               363          66
                                                              ---------    --------
           Net cash used for investing activities               (24,276)    (16,044)
                                                              ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in time deposits                      33,979        (646)
   Net increase in other deposits                                 4,238       4,540
   Net (decrease) increase in Federal funds purchased and
     repurchase agreements                                      (18,620)     12,544
   Proceeds from other borrowings                               263,000       3,000
   Repayment of  other borrowings                              (250,000)     (2,000)
   Proceeds from exercise of stock options                          321         658
   Repurchase common stock                                       (1,319)       (400)
   Cash dividends paid                                           (1,699)     (1,500)
                                                              ---------    --------
           Net cash provided by financing activities             29,900      16,196
                                                              ---------    --------

           Net increase in cash and cash equivalents              9,987       3,039
Cash and cash equivalents at beginning of period                 20,619      11,178
                                                              ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  30,606    $ 14,217
                                                              =========    ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Increase/decrease in net unrealized loss/gain on
     securities available-for-sale                            $  (2,051)   $ (5,771)
   Transfer of loans to foreclosed real estate                      129          57



The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.


Note 1 - Basis of Presentation
------------------------------

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Corporation") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). The Bank operates four branches and a mortgage lending center in Southington, Connecticut and one branch in Wallingford, Connecticut. It has three subsidiaries, BCI Financial Corporation ("BCIF"), SSB Mortgage Corporation ("SSBM") and SSB Insurance Services, Inc. ("SSBI"). BCIF is an indirect auto finance subsidiary located in Southington, Connecticut. SSBM, which commenced operations during the first quarter of 1999, is a passive investment company formed to take advantage of changes in Connecticut state tax statutes. SSBI, which commenced operations during the second quarter of 2000, is a subsidiary which distributes insurance products. The Bank's primary source of revenue is providing loans to customers who are either small and middle market businesses or individuals. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed statement of condition as of June 30, 2000, the consolidated condensed statements of income for the three and six month periods ended June 30, 2000 and 1999, and the consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Corporation without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Corporation as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999, and the changes in shareholders' equity and cash flows for the six month periods ended June 30, 2000 and 1999. Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results for any other period.

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

Note 2 - Securities
-------------------

The amortized cost, gross unrealized gains and losses and estimated market values of securities available-for-sale as of June 30, 2000 and December 31, 1999 were as follows:

                                                    June 30, 2000
                                   ---------------------------------------------
                                                 Gross       Gross     Estimated
                                   Amortized  Unrealized   Unrealized    Market
                                      Cost       Gains       Losses      Value
                                   ---------  ----------   ----------  ---------
                                                   (in thousands)

United States Government
  and agency obligations            $ 65,069   $     --    $ (13,336)   $ 51,733
Municipal bonds                        5,707          5         (155)      5,557
Corporate bonds                          988         --          (65)        923
Mortgage-backed securities           106,650        103       (3,341)    103,412
Capital trust preferreds              32,302         10       (3,664)     28,648
Marketable equity securities          37,985      1,056       (1,622)     37,419
Mutual funds                             784        310           --       1,094
                                    --------   --------    ---------    --------
                                    $249,485   $  1,484    $ (22,183)   $228,786
                                    ========   ========    =========    ========




                                                  December 31, 1999
                                   ---------------------------------------------
                                                 Gross       Gross     Estimated
                                   Amortized  Unrealized   Unrealized    Market
                                      Cost       Gains       Losses      Value
                                   ---------  ----------   ----------  ---------
                                                   (in thousands)

United States Government
  and agency obligations            $ 60,867   $     --    $ (10,939)   $ 49,928
Municipal bonds                        5,356          8         (132)      5,232
Corporate bonds                          944         --          (21)        923
Mortgage-backed securities            87,378          1       (3,811)     83,568
Capital trust preferreds              29,131         50       (2,582)     26,599
Marketable equity securities          47,670      1,461       (1,939)     47,192
Mutual funds                             840        326          (13)      1,153
                                    --------   --------    ---------    --------
                                    $232,186   $  1,846    $ (19,437)   $214,595
                                    ========   ========    =========    ========

Note 3 - Loans
--------------

The composition of the loan portfolio was:

                                        June 30,     December 31,
                                          2000          1999
                                       ---------      ---------
                                            (in thousands)

Commercial                             $  65,748      $  56,828
Commercial real estate                    50,100         47,961
Residential real estate                  127,325        131,942
Real estate construction                   2,284          3,250
Consumer                                  78,270         76,112
                                       ---------      ---------
                                         323,727        316,093
Less:
  Deferred loan fees                        (728)          (702)
  Allowance for loan losses               (5,828)        (5,681)
                                       ---------      ---------
    Total loans                        $ 317,171      $ 309,710
                                       =========      =========



Note 4 - Allowance for Loan and Foreclosed Real Estate Losses
-------------------------------------------------------------

Changes in the allowances were:

                                           Six Months Ended
                                               June 30,
                                       ------------------------
                                          2000          1999
                                       ---------      ---------
                                            (in thousands)

Allowance for loan losses:
  Balance, beginning of year           $   5,681      $   5,549
  Provision for loan losses                  236             65
  Loans charged-off                         (191)           (91)
  Recoveries                                 102             61
                                       ---------      ---------
  Balance, end of period               $   5,828      $   5,584
                                       =========      =========

Allowance for foreclosed
  real estate losses:
    Balance, beginning of year         $      50      $      50
    Provision (credit) for losses            (45)            13
    Write-downs, net                          --            (13)
                                       ---------      ---------
    Balance, end of period             $       5      $      50
                                       =========      =========

Note 5 - Nonperforming Assets
-----------------------------

The balances of nonperforming assets were:

                                                   June 30,     December 31,
                                                     2000           1999
                                                 ------------   ------------
                                                    (dollars in thousands)
Nonaccrual loans:
  Commercial                                        $  140         $  420
  Commercial real estate                                21             --
  Residential real estate                              740            857
  Consumer                                              53            127
                                                    ------         ------
    Total nonaccrual loans                             954          1,404
Accruing loans past due 90 days or more                 --             --
                                                    ------         ------
    Total nonperforming loans                          954          1,404
Foreclosed real estate, net                             74            195
                                                    ------         ------
    Total nonperforming assets                      $1,028         $1,599
                                                    ======         ======
Nonperforming loans as a
  percentage of total loans                           0.29%          0.44%
                                                    ======         ======
Nonperforming assets as a
  percentage of total assets                          0.17%          0.28%
                                                    ======         ======



Note 6 - Deposits
-----------------

Deposits consisted of the following:

                                                     June 30,    December 31,
                                                       2000          1999
                                                   ------------  ------------
                                                          (in thousands)

Noninterest-bearing demand deposits                  $ 41,605      $ 40,905
NOW accounts                                           50,924        49,380
Regular savings                                        72,329        69,534
Money market savings                                   31,024        31,825
Certificates of deposit - under $100,000              137,618       135,535
Certificates of deposit - $100,000 and over            52,578        20,995
Club accounts                                             580           267
                                                     --------      --------
     Total deposits                                  $386,658      $348,441
                                                     ========      ========

Note 7 - Funds Borrowed
-----------------------

Funds borrowed consisted of the following:

                                                    June 30,       December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                          (in thousands)

Federal funds purchased                             $  2,500         $  2,100
Securities sold under repurchase agreements           65,679           84,699
Federal Home Loan Bank advances                       97,330           72,830
Federal Reserve Bank advances                             --           11,500
                                                    --------         --------
     Total funds borrowed                           $165,509         $171,129
                                                    ========         ========



Note 8 - Per Common Share Data
------------------------------

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three and six month periods ended June 30, 2000 and 1999 were as follows:

                                            Three Months Ended  Six Months Ended
                                                 June 30,            June 30,
                                            -----------------    ---------------
                                              2000      1999      2000      1999
                                              ----      ----      ----      ----
                                              (in thousands)      (in thousands)

Basic                                        5,212     5,211     5,218     5,184
Effect of dilutive stock options               232       340       241       353
                                             -----     -----     -----     -----
Diluted                                      5,444     5,551     5,459     5,537
                                             =====     =====     =====     =====

Note 9 - Shareholders' Equity
-----------------------------

The following table presents the components and related tax effects allocated to other comprehensive income for the six month period ended June 30, 2000.

                                                 Before       Tax         Net
                                                  Tax      (Benefit)     of Tax
                                                 Amount     Expense      Amount
                                                -------     -------     -------
                                                        (in thousands)

Net unrealized losses on securities
  arising during the period                     $(2,831)    $  (963)    $(1,868)
Less: reclassification adjustment for
  gains realized in net income                      277          94         183
                                                -------     -------     -------
Net unrealized losses on securities             $(3,108)    $(1,057)    $(2,051)
                                                =======     =======     =======



The following table presents the components and related tax effects allocated to other comprehensive income for the six month period ended June 30, 1999.

                                                 Before       Tax         Net
                                                  Tax      (Benefit)     of Tax
                                                 Amount     Expense      Amount
                                                -------     -------     -------
                                                        (in thousands)

Net unrealized losses on securities
  arising during the period                     $(7,990)    $(2,717)    $(5,273)
Less: reclassification adjustment for
  gains realized in net income                      754         256         498
                                                -------     -------     -------
Net unrealized losses on securities             $(8,744)    $(2,973)    $(5,771)
                                                =======     =======     =======



On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% (260,000) of its outstanding common shares over the next twelve months. On April 20, 2000, this share buyback program was terminated. Pursuant to that program, the Corporation purchased 136,338 shares of its outstanding shares of common stock, or 2.6% of its outstanding shares as of April 21, 1999 and April 20, 2000.

On April 19, 2000, the Corporation's Board of Director's voted to authorize a new share buyback program of up to 5% (262,000) of its outstanding shares of common stock over the next year. Purchases are made from time to time in the open market and through private transactions. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through August 9, 2000, the Corporation repurchased 60,000 shares at an average price of $14.63.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  COMPARISON OF THE THREE AND SIX MONTH PERIODS
                  ---------------------------------------------
                          ENDED JUNE 30, 2000 AND 1999
                          ----------------------------


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

CHANGES IN FINANCIAL CONDITION

INVESTMENTS - Securities available-for-sale increased $14,191,000 or 6.6% to $228,786,000 as of June 30, 2000 from $214,595,000 as of December 31, 1999.
Purchases of securities net of proceeds from maturities and sales (excluding realized gains) and paydowns on mortgage-backed securities amounted to $15,287,000 during the first six months of 2000. In addition, Federal funds sold increased $10,725,000 to $17,450,000 at quarter end from $6,725,000 as of year end 1999. This increase in investments, principally funded by additional borrowings during the first quarter which were replaced by an inflow of certificates of deposit during the second quarter, helped to enhance net interest income. Net unrealized losses in the securities portfolio totaled $20,699,000 as of June 30, 2000, an increase of $3,108,000, compared to unrealized losses of $17,591,000 as of December 31, 1999. The increase in the net unrealized losses was primarily attributable to the higher level of interest rates in effect at the end of the second quarter. The majority of these unrealized losses are concentrated in United States Federal agency and mortgage-backed securities and are not deemed to be other than temporary losses.

As of June 30, 2000, approximately 47.3% or $17,700,000 of the marketable equity securities portfolio was comprised of money market preferred stocks. These securities are highly liquid, reprice every 49 days and are subject to the tax advantages of the Federal dividends received deduction in 2000 and 1999.

Deferred income taxes increased $1,088,000 to $9,623,000 as of June 30, 2000 from $8,535,000 as of December 31, 1999 mainly as a result of the $3,108,000 increase in unrealized losses in the securities portfolio noted above.

LOANS - Loans  increased  $7,634,000 or 2.4% to $323,727,000 as of June 30, 2000
from $316,093,000 as of December 31, 1999 primarily due to increased commercial loan volume partially offset by a reduction in residential real estate loans. Commercial loans and commercial real estate loans increased $11,059,000 or 10.6% and represented 35.8% of the loan portfolio as of June 30, 2000. The guaranteed portion of Small Business Administration loans purchased accounted for $5,727,000 of this commercial loan increase. Residential real estate loans decreased by $4,617,000 or 3.5% as the Bank's focus with respect to residential real estate loans shifted to loans originated for sale, on a servicing released basis, or referral to third parties.

DEPOSITS - Total deposits increased $38,217,000 or 11.0% to $386,658,000 as of June 30, 2000 from $348,441,000 as of December 31, 1999 primarily due to a net inflow of $33,666,000 in certificates of deposit. This net inflow in certificates is mainly attributable to an increase in large time deposits over $100,000 with maturities under one year.

BORROWINGS - Advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $24,500,000 or 33.6% to $97,330,000 as of June 30, 2000 compared to
$72,830,000 as of year end 1999. Federal funds purchased increased $400,000 to $2,500,000 as of June 30, 2000. Federal Reserve Bank advances decreased by $11,500,000 during the same period resulting in no outstanding advances as of June 30, 2000. Securities sold under agreements to repurchase decreased $19,020,000 or 22.5% to $65,679,000 from $84,699,000. The resultant net decrease in borrowings of $5,620,000 was primarily funded by the increase in certificates of deposit. As of June 30, 2000, broker/dealer repurchase agreements and retail repurchase agreements totaled $46,500,000 and $19,179,000, respectively.

CHANGES IN RESULTS OF OPERATIONS

EARNINGS - Net income for the quarter ended June 30, 2000 was $2,199,000 compared to $1,957,000 for the second quarter of 1999, an increase of 12.4%. On a diluted per common share basis, the Corporation earned $.40 per share in 2000 compared to $.35 per share in 1999. Increases in net interest income and noninterest income (exclusive of securities gains) coupled with a decrease in noninterest expense, partially offset by a higher provision for loan losses, were principally responsible for the improved operating results. The annualized return on average assets for the quarter ended June 30, 2000 was 1.52% compared to 1.46% for the same quarter last year while the return on average equity rose to 20.61% from 15.65% the previous year. The increase in the return on average equity was due to the increase in net income compared to the prior year quarter as well as the increase in net unrealized losses in the securities portfolio and the common stock purchases under the Corporation's share repurchase program which reduced average equity.

Net income for the six months ended June 30, 2000 was $4,227,000 compared to $3,792,000 for the same period in 1999, an increase of 11.5%. An increase in net interest income and noninterest income (exclusive of securities gains), partially offset by reduced securities gains and a higher provision for loan losses, were the principal reasons for the increased earnings. The annualized return on average assets was 1.48% for the six months ended June 30, 2000 compared to 1.43% for the same period in 1999 while the return on average equity rose to 20.07% from 15.17% for the prior year period.

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

Average interest earning assets increased by $51,763,000 or 9.9% to $574,386,000 for the three months ended June 30, 2000 from $522,623,000 for the same quarter in 1999.

For the three months ended June 30, 2000 net interest income, on a tax equivalent basis, increased $467,000 or 9.4% compared to the same period in 1999 primarily as a result of increases in the average volume of the loan and invested funds portfolios of $22,256,000 and $29,507,000, respectively, and favorable rate variances mainly with respect to investments. In addition, average noninterest bearing demand deposits increased by $4,531,000 or 13.5% during 2000 compared to 1999 which helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income, on a tax equivalent basis, to average interest earning assets was 3.77% for the quarter ended June 30, 2000 compared to 3.79% for the same period in 1999. The interest rate spread, on a tax equivalent basis, was 3.11% in 2000 compared to 3.21% in 1999. A proportionately greater rise in interest rates on sources of funds compared with yields on earning assets caused the decrease in the interest rate spread and margin in 2000 compared to 1999. If short-term interest rates continue to rise, some additional compression in the net interest spread and margin is expected to occur. Average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 2000 and 1999 and a state income tax rate of 0.0% for both periods, due to the formation of a passive investment company in 1999.

Average interest earning assets increased by $51,191,000 or 9.9% to $567,052,000 for the six months ended June 30, 2000 from $515,861,000 for the same period in 1999.

For the six months ended June 30, 2000 net interest income, on a tax equivalent basis, increased $1,094,000 or 11.3% compared to the same period in 1999 mainly due to increases in the average volume of the loan and invested funds portfolios of $24,628,000 and $26,563,000, respectively, and favorable rate variances primarily with respect to investments. In addition, average noninterest bearing demand deposits were $3,818,000 or 11.3% higher during 2000 compared to 1999 which helped reduce the average cost of funds and thus had a positive effect on net interest income. The interest rate spread, on a tax equivalent basis, remained relatively unchanged at 3.15% for the six months ended June 30, 2000 compared to 3.17% for the same period in 1999. Similarly, the ratio of net interest income, on a tax equivalent basis, to average interest earning assets was 3.79% for the six months ended June 30, 2000 compared to 3.74% for the same period in 1999. As noted above, if short-term interest rates continue to rise, some compression in the net interest spread and margin is expected to occur.

PROVISION FOR LOAN LOSSES - For the three months ended June 30, 2000 and 1999, the provisions for loan losses were $118,000 and $35,000, respectively. Net loan charge-offs totaled $77,000 for the second quarter of 2000 compared to $31,000 for the same period in 1999.

For the six months ended June 30, 2000 and 1999, the provisions for loan losses were $236,000 and $65,000, respectively. Net loan charge-offs totaled $89,000 for the six months ended June 30, 2000 compared to $30,000 during the same period in 1999. The allowance for loan losses was $5,828,000 or 1.80% of outstanding loans as of June 30, 2000 compared to $5,584,000 or 1.82% of outstanding loans as of June 30, 1999. Nonperforming loans were $954,000 as of June 30, 2000 and $1,351,000 as of June 30, 1999, representing .29% and .44%, respectively, of outstanding loans.

Management regularly monitors and has established a formal process for determining the adequacy of the allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including impaired loans), and specific loan types. The policy of the Bank is to review all commercial loans and delinquent consumer loans quarterly. Up to a total of nine risk rating classifications are used to describe the credit risk associated with commercial and consumer loans. Of these classifications, the problem loan categories are: "substandard," "doubtful" and "loss." Loans designated loss are charged-off quarterly. A risk factor is assigned by loan type to loans within each classification in determining the respective allowance. For loans that are analyzed individually, third-party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (1-4 family), management's analysis consists of reviewing delinquency trends, historical charge-off experience, prevailing economic conditions, size and current composition of the loan portfolio, collateral value trends and other relevant factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. The unallocated portion of the allowance for loan losses was $1,441,000 as of June 30, 2000 compared to $1,580,000 as of December 31, 1999 and $1,406,000 as of
June 30, 1999. The decrease in the unallocated portion of the allowance for loan losses as of June 30, 2000 compared to December 31, 1999 primarily reflects a refinement in the determination of the allocated component of the allowance for loan losses.

NONINTEREST INCOME - Total noninterest income, excluding net securities gains, net trading account gains and trust fees, increased by $281,000 or 55.4% to $788,000 in the second quarter of 2000 from $507,000 for the same period in 1999. The following table presents a comparison of the components of noninterest income.

                                          Three Months Ended       Increase
                                               June 30,           (Decrease)
                                          ------------------   -----------------
                                            2000       1999    Amount    Percent
                                          -------    -------   ------    -------
(dollars in thousands)

Service charges on deposit accounts       $   203    $   173    $  30      17.3%
Call options premiums                         155         74       81     109.5%
Gains on sales of loans, originated
  for sale                                    146         75       71      94.7%
Brokerage servicing fees                      135         64       71     110.9%
Other                                         149        121       28      23.1%
                                          -------    -------    -----
                                              788        507      281      55.4%
Net securities gains                          119        352     (233)    -66.2%
Net trading account gains                      20         18        2      11.1%
Trust fees                                     --        149     (149)   -100.0%
                                          -------    -------    -----
     Total noninterest income             $   927    $ 1,026    $ (99)     -9.6%
                                          =======    =======    =====


The gains on sales of loans, originated for sale, increased $71,000 primarily as a result of loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company. Brokerage servicing fees increased $71,000 due to higher sales volume. The increase in other income reflects increased fee income of $17,000 from brokered commissions on residential mortgages. The trust operations of the Bank were sold during the third quarter of 1999.

Near the end of the second quarter of 2000, the Bank launched a separate subsidiary, SSB Insurance Services, Inc. (SSBI), which was formed to distribute a range of insurance products to its customers. SSBI entered into a joint marketing agreement with a local insurance agency and will earn commissions on insurance coverage referrals.

Total noninterest income, excluding net securities gains, net trading account losses and trust fees, increased by $569,000 or 59.5% to $1,525,000 for the six months ended June 30, 2000 from $956,000 for the same period in 1999. The following table presents a comparison of the components of noninterest income.

                                           Six Months Ended        Increase
                                               June 30,           (Decrease)
                                          ------------------   -----------------
                                            2000       1999    Amount    Percent
                                          -------    -------   ------    -------
(dollars in thousands)

Service charges on deposit accounts       $   397    $   355    $  42      11.8%
Call options premiums                         322        168      154      91.7%
Gains on sales of loans, originated
  for sale                                    296        113      183     161.9%
Brokerage servicing fees                      242        119      123     103.4%
Other                                         268        201       67      33.3%
                                          -------    -------    -----
                                            1,525        956      569      59.5%
Net securities gains                          277        754     (477)    -63.3%
Net trading account gains                     (44)        (9)     (35)    388.9%
Trust fees                                     --        302     (302)   -100.0%
                                          -------    -------    -----
     Total noninterest income             $ 1,758    $ 2,003    $(245)    -12.2%
                                          =======    =======    =====


The gains on sales of loans, originated for sale, increased $183,000 primarily as a result of loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company. Brokerage servicing fees increased $123,000 due to higher sales volume. The increase in other income reflects increased fee income of $17,000 from brokered commissions on residential mortgages and $35,000 from insurance fees recorded by the Bank.

NONINTEREST EXPENSE - Operating expenses decreased $83,000 or 2.8% to $2,885,000 in the second quarter of 2000 from $2,968,000 in 1999.

Salaries and employee benefits were $24,000 or 1.4% less in 2000 compared to 1999. This decrease reflects no trust operation salaries and benefits in 2000 as compared to approximately $68,000 in 1999 partially offset by higher commission salaries of $28,000 and scheduled employee annual salary increases. Higher group medical and retirement benefit costs of $8,200 were more than offset by decreased utilization of temporary employees during 2000 in the amount of $21,000.

The expenses related to furniture and equipment increased $25,000 or 10.3% to $268,000 for the second quarter of 2000 compared to $243,000 for the same period in 1999. Higher depreciation and amortization charges of $4,000 and furniture and equipment write-offs totaling $13,000 in 2000 versus a $5,000 gain in 1999 were the primary reasons for the increase.

Advertising expense increased $14,000 or 13.9% to $115,000 for the second quarter of 2000 compared to $101,000 for the same period in 1999 primarily as a result of increases in advertising expenditures to promote the Bank and its products including Internet banking to its consumer customers.

The decrease in other noninterest expenses of $83,000 or 13.0% reflected a net decrease in a number of miscellaneous expense categories. The most significant decreases in these categories were $55,000 of expenses incurred in 1999 for outside fund management fees and other operating expenses for the internal trust operations of the Bank, which was sold during the third quarter of 1999, and net foreclosed real estate recoveries which amounted to $57,000 in the second quarter of 2000 versus $1,000 for the same period in 1999.

Operating expenses increased $18,000 or .3% to $5,849,000 for the six months ended June 30, 2000 from $5,831,000 in 1999.

Salaries and employee benefits were $61,000 or 1.9% higher in 2000 compared to 1999. This increase reflects higher commission salaries of $65,000 and scheduled employee annual salary increases partially offset by no trust operation salaries and benefits in 2000 as compared to approximately $139,000 in 1999. Higher group medical and retirement benefit costs of $40,000 were more than offset by a decreased utilization of temporary employees during 2000 in the amount of $69,000.

The expenses related to furniture and equipment totaled $529,000 for the six months ended June 30, 2000 compared to $483,000 for the same period in 1999, an increase of $46,000 or 9.5%. Higher depreciation and amortization charges and computer maintenance expenses totaling $9,000 and $10,000, respectively, as well as furniture and equipment write-offs totaling $13,000 in 2000 versus a $5,000 gain in 1999 were the primary reasons for the increase.

Advertising expense increased $57,000 or 32.9% to $230,000 for the first six months of 2000 compared to $173,000 for the same period in 1999 primarily as a result of increases in advertising expenditures to promote the Bank and its products including Internet banking to its consumer customers.

The decrease in other noninterest expenses of $146,000 or 11.1% reflected a net decrease in a number of miscellaneous expense categories. The most significant decreases in these categories were $97,000 of expenses incurred in 1999 for outside fund management fees and other operating expenses for the internal trust operations of the Bank, which was sold during the third quarter of 1999, and net foreclosed real estate recoveries of $52,000 versus $21,000 of expenses in 1999.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months
ended  June  30,  2000  and  1999  was  $933,000  and  $831,000,   respectively,
representing effective tax rates of 29.8% for both periods.

The provision for income taxes for the six months ended June 30, 2000 and 1999 was $1,796,000 and $1,567,000, respectively, representing effective tax rates of 29.8% and 29.2%, respectively.

The effective income tax rates noted above are below statutory rates primarily as a result of the dividends received deduction and the establishment of the passive investment company.

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

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from correspondent banks and securities sold under repurchase agreements. Such sources are supplemented by interest bearing deposits with banks, Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 2000 or 1999, and none were outstanding as of June 30, 2000.

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of June 30, 2000, qualified collateral totaled $159,017,000. The Bank's actual borrowings on that date were $97,330,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the six months ended June 30, 2000 and 1999 and is summarized below.

During the current period, cash and cash equivalents increased by $9,987,000, as
net  cash  provided  by  operating   activities  and  financing   activities  of
$34,263,000 exceeded the $24,276,000 of net cash used for investing activities.

Net cash used for investing activities, which primarily reflects the net redeployment of funds into the loan and securities portfolios, was $24,276,000 for the six months ended June 30, 2000. During this period, the Corporation experienced net originations of loans totaling $7,519,000 and a net increased investment in securities in the amount of $15,287,000, which were funded primarily by increased certificates of deposit.

The net cash provided by financing activities of $29,900,000 for the six months ended June 30, 2000 primarily reflected net increases in deposits of $38,217,000 and funds borrowed from the FHLB of $24,500,000 partially offset by decreases in funds borrowed from the Federal Reserve Bank of $11,500,000 and Federal funds purchased and repurchase agreements of $18,620,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

                                                                      To Be Well Capitalized
                                                                     Under Prompt Corrective
                                                  Actual                Action Provisions
                                            -----------------        -----------------------
                                             Amount    Ratio          Amount         Ratio
                                            --------  -------        --------       --------
As of June 30, 2000:
  Total Capital (to Risk Weighted Assets)   $ 51,771   14.07%   >/=  $ 36,797  >/=   10.0%
  Tier I Capital (to Risk Weighted Assets)    47,156   12.82%   >/=    22,078  >/=    6.0%
  Tier I Capital (to Average Assets)          47,156    8.17%   >/=    28,872  >/=    5.0%



On April 19, 2000, the Board of Directors of the Corporation declared a cash dividend of $.17 per common share which was paid on May 16, 2000 to shareholders of record on May 1, 2000. Subsequent to June 30, 2000, the Board of Directors of the Corporation declared a cash dividend of $.17 per common share payable on August 15, 2000 to shareholders of record on August 1, 2000.

On April 21, 1999, the Corporation announced that it planned to repurchase up to 5% (260,000) of its outstanding common shares over the next twelve months. On April 20, 2000, this share buyback program was terminated. Pursuant to that program, the Corporation purchased 136,338 shares of its outstanding shares of common stock, or 2.6% of its outstanding shares as of April 21, 1999 and April 20, 2000.

On April 19, 2000, the Corporation's Board of Director's voted to authorize a new share buyback program of up to 5% (262,000) of its outstanding shares of common stock over the next year. Purchases are made from time to time in the open market and through private transactions. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through August 9, 2000, the Corporation repurchased 60,000 shares at an average price of $14.63.

Average Balance Sheets, Net Interest Income and Interest Rates(a)
-----------------------------------------------------------------

                                                        Three Months Ended June 30,
                                      ----------------------------------------------------------------
                                                   2000                              1999
------------------------------------------------------------------------------------------------------
                                       Average                Yield/     Average               Yield/
(dollars in thousands)                 Balance    Interest    Rate(c)    Balance    Interest   Rate(c)
------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans(b)                            $320,770    $  6,573     8.20%    $298,514    $ 5,970     8.00%
  Taxable investment securities(c)     238,988       4,315     7.22%     209,128      3,429     6.56%
  Municipal bonds - tax exempt(c)        5,607         110     7.85%       3,495         60     6.87%
  Federal funds sold                     3,160          57     7.22%       8,433         98     4.65%
  Other interest-earning assets          5,861         108     7.37%       3,053         47     6.16%
                                      --------    --------              --------    -------
Total interest-earning assets          574,386      11,163     7.77%     522,623      9,604     7.35%
                                                  --------                          -------
Noninterest-earning assets               6,092                            14,795
                                      --------                          --------
TOTAL ASSETS                          $580,478                          $537,418
                                      ========                          ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
  NOW and savings deposits            $150,952         948     2.51%    $154,070        976     2.53%
  Time deposits                        160,003       2,108     5.27%     157,416      1,888     4.80%
  Federal funds purchased and
    repurchase agreements               69,737       1,004     5.76%      97,207      1,261     5.19%
  Other borrowings                     112,397       1,688     6.01%      41,632        531     5.10%
                                      --------    --------              --------    -------
Total interest-bearing liabilities     493,089       5,748     4.66%     450,325      4,656     4.14%
                                                  --------                          -------
Noninterest-bearing liabilities:
  Demand deposits                       38,202                            33,671
  Other                                  6,505                             3,406
Shareholders' equity                    42,682                            50,016
                                      --------                          --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $580,478                          $537,418
                                      ========                          ========
Net interest income on a tax
  equivalent basis(c)                                5,415                            4,948
Tax equivalent adjustment                             (207)                            (183)
                                                  --------                          -------
Net interest income                               $  5,208                          $ 4,765
                                                  ========                          =======
Net interest spread
  (tax equivalent basis)                                       3.11%                            3.21%
                                                               ====                             ====
Net interest margin
  (tax equivalent basis)                                       3.77%                            3.79%
                                                               ====                             ====

(a)  Computed on an annualized basis.
(b)  Average balances for loans include nonaccrual and renegotiated balances.
(c) Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% for 2000 and 1999 and a state income tax rate of 0% in 2000 and 1999, respectively.

Average Balance Sheets, Net Interest Income and Interest Rates(a)
-----------------------------------------------------------------

                                                          Six Months Ended June 30,
                                      ----------------------------------------------------------------
                                                   2000                              1999
------------------------------------------------------------------------------------------------------
                                       Average                Yield/     Average               Yield/
 (dollars in thousands)                Balance    Interest    Rate(c)    Balance    Interest   Rate(c)
------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans(b)                            $318,063    $ 12,978     8.16%    $293,435    $11,758     8.01%
  Taxable investment securities(c)     233,286       8,264     7.08%     211,087      6,813     6.46%
  Municipal bonds - tax exempt(c)        5,581         219     7.85%       3,519        122     6.93%
  Federal funds sold                     4,281         133     6.21%       4,656        108     4.64%
  Other interest-earning assets          5,841         206     7.05%       3,164         94     5.94%
                                      --------    --------              --------    -------
Total interest-earning assets          567,052      21,800     7.69%     515,861     18,895     7.33%
                                                  --------                          -------
Noninterest-earning assets               5,475                            15,544
                                      --------                          --------
TOTAL ASSETS                          $572,527                          $531,405
                                      ========                          ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
  NOW and savings deposits            $149,290       1,875     2.51%    $150,970      1,894     2.51%
  Time deposits                        159,626       4,099     5.14%     158,490      3,868     4.88%
  Federal funds purchased and
    repurchase agreements               69,275       1,927     5.56%      92,882      2,409     5.19%
  Other borrowings                     108,476       3,152     5.81%      42,113      1,071     5.09%
                                      --------    --------              --------    -------
Total interest-bearing liabilities     486,667      11,053     4.54%     444,455      9,242     4.16%
                                                  --------                          -------
Noninterest-bearing liabilities:
  Demand deposits                       37,503                            33,685
  Other                                  6,244                             3,272
Shareholders' equity                    42,113                            49,993
                                      --------                          --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $572,527                          $531,405
                                      ========                          ========
Net interest income on a tax
  equivalent basis(c)                               10,747                            9,653
Tax equivalent adjustment                             (397)                            (401)
                                                  --------                          -------
Net interest income                               $ 10,350                          $ 9,252
                                                  ========                          =======
Net interest spread
  (tax equivalent basis)                                       3.15%                            3.17%
                                                               ====                             ====
Net interest margin
  (tax equivalent basis)                                       3.79%                            3.74%
                                                               ====                             ====


(a)  Computed on an annualized basis.
(b)  Average balances for loans include nonaccrual and renegotiated balances.
(c) Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% for 2000 and 1999 and a state income tax rate of 0% in 2000 and 1999, respectively.

Rate/Volume Analysis
--------------------

                                  Three Months Ended June 30, 2000      Six Months Ended June 30, 2000
                                       Compared to 1999                         Compared to 1999
                                  --------------------------------      -------------------------------
                                   Increase (Decrease)                   Increase (Decrease)
                                         Due to                                Due to
                                  ---------------------                 ---------------------
(in thousands)                      Volume      Rate       Net(1)         Volume      Rate      Net(1)
------------------------------------------------------------------      -------------------------------
Interest earned on:
  Loans                            $   453      $ 150      $   603       $ 1,002      $218     $ 1,220
  Taxable investment securities        519        367          886           753       698       1,451
  Municipal bonds - tax exempt          40         10           50            79        18          97
  Federal funds sold                   (79)        38          (41)           (9)       34          25
  Other interest-earning assets         50         11           61            92        20         112
                                   -------      -----      -------       -------      ----     -------
    Total interest income              983        576        1,559         1,917       988       2,905
                                   -------      -----      -------       -------      ----     -------
Interest paid on:
  NOW and savings deposits             (20)        (8)         (28)          (21)        2         (19)
  Time deposits                         31        189          220            28       203         231
  Federal funds purchased and
    repurchase agreements             (385)       128         (257)         (647)      165        (482)
  Other borrowings                   1,048        109        1,157         1,908       173       2,081
                                   -------      -----      -------       -------      ----     -------
    Total interest expense             674        418        1,092         1,268       543       1,811
                                   -------      -----      -------       -------      ----     -------
Change in net interest income      $   309      $ 158      $   467       $   649      $445     $ 1,094
                                   =======      =====      =======       =======      ====     =======


(1) The change in interest due to both tax equivalent rate and volume has been allocated to changes due to volume and changes due to tax equivalent rate in proportion to the relationship of the absolute dollar amounts of the change in each.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, including statements regarding the Corporation's future operations. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with the delivery of financial products and services, fluctuating investment returns, rapid technological change, and competition, as well as other risks set forth in the Corporation's filings with the Securities and Exchange Commission. The forward-looking statements contained herein speak only as of the date of this Form 10-Q. The Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Corporation's expectations or any change in events, conditions or circumstances on which any such statement is based.

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

The Bank manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of June 30, 2000 and December 31, 1999 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is within the Bank's established 10% of net interest income tolerance limit.

PART II.


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a.    Friday, April 28, 2000 - Annual Meeting

         b.    Directors elected at this meeting:

                    Andrew J. Meade
                    Frank R. Miller
                    Robert D. Morton
                    Dennis J. Stanek

               Directors whose term of office as director continued after this meeting:

                    Norbert H. Beauchemin
                    Walter J. Hushak
                    Frederick E. Kuhr
                    Joseph J. Laporte
                    Michael J. Karabin
                    David P. Kelly
                    Ralph G. Mann
                    Anthony S. Pizzitola

         c.1. The election of four directors for a three year term who, with the eight directors whose term of office do not expire at this meeting, will constitute the full Board of Directors.

                                                  FOR           WITHHELD
                                               ---------        --------
                    Andrew J. Meade            3,979,866         42,371
                    Frank R. Miller            3,978,349         43,888
                    Robert D. Morton           3,975,533         46,704
                    Dennis J. Stanek           3,978,349         43,888

         c.2. The ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2000.

                                        FOR         AGAINST      ABSTAIN
                                     ---------      -------      -------
                    Total votes      4,000,618       6,834        14,785


ITEM 5.  OTHER INFORMATION

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K

               Exhibit No.      Description
               -----------      -----------

               3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696 the "Registration Statement"))

               3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

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


         (b)   Reports on Form 8-K

               The registrant filed one Report on Form 8-K during the second quarter of 2000.

               1. Report Date:  April 19, 2000

                  Item 5. Other Events

                       The Corporation reported its share buyback program adopted on April 21, 1999 terminated. It also reported the adoption of a new share buyback program of up to 5% of its outstanding shares of common stock over the next year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  BANCORP CONNECTICUT, INC.
                                             ----------------------------------
                                                        (Registrant)





Date:       August 9, 2000                    /s/ Robert D. Morton
       ------------------------              ----------------------------------
                                                  Robert D. Morton
                                                  President and Chief
                                                    Executive Officer
                                                  (Principal Executive Officer)




Date:       August 9, 2000                    /s/ Phillip J. Mucha
       ------------------------              ----------------------------------
                                                  Phillip J. Mucha
                                                  Chief Financial Officer
                                                    and Treasurer/Secretary
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696 the "Registration Statement"))

3.2 Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

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