Form 10-Q
period 2000-09-30
BANCORP CONNECTICUT INC
filed 2000-11-14
CIK 921746

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________


                        Commission File Number 34-0-25158
                                               ----------

                            BANCORP CONNECTICUT, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      06-1394443
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


121 Main Street, Southington, Connecticut                  06489
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code     (860) 628-0351
                                                  ------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common stock, $1.00 par value - 5,180,456 shares as of November 9, 2000
--------------------------------------------------------------------------------

                            BANCORP CONNECTICUT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.
                                                                            Page

  Item 1.  Financial Statements

           Consolidated Condensed Statements of Condition as of
             September 30, 2000 (unaudited) and December 31, 1999...........   3

           Consolidated Condensed Statements of Income for the
             Three Months Ended September 30, 2000 and 1999 (unaudited).....   4

           Consolidated Condensed Statements of Income for the
             Nine Months Ended September 30, 2000 and 1999 (unaudited)......   5

           Consolidated Condensed Statements of Changes in
             Shareholders' Equity for the Nine Months Ended
             September 30, 2000 and 1999 (unaudited)........................   6

           Consolidated Condensed Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999 (unaudited)......   7

           Notes to Consolidated Condensed Financial Statements
             (unaudited)....................................................   8

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  25

PART II.

  Item 1.  Legal Proceedings................................................  26

  Item 2.  Changes in Securities and Use of Proceeds........................  26

  Item 3.  Defaults Upon Senior Securities..................................  26

  Item 4.  Submission of Matters to a Vote of Security Holders..............  26

  Item 5.  Other Information................................................  26

  Item 6.  Exhibits and Reports on Form 8-K.................................  26

Signatures..................................................................  28

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

                                                     September 30,  December 31,
(dollars in thousands, except per share data)            2000           1999
--------------------------------------------------------------------------------
                                                      (unaudited)     (Note 1)
ASSETS
Cash and due from banks                                $  11,688      $  13,548
Interest bearing deposits with banks                          21            346
Federal funds sold                                         4,440          6,725
                                                       ---------      ---------
      Cash and cash equivalents                           16,149         20,619
                                                       ---------      ---------
Securities available-for-sale (at market value)          236,344        214,595
Trading account securities                                    --            348
Federal Home Loan Bank stock                               6,217          4,392
Loans                                                    323,135        316,093
Less:
  Deferred loan fees                                        (691)          (702)
  Allowance for loan losses                               (6,056)        (5,681)
                                                       ---------      ---------
      Net loans                                          316,388        309,710
                                                       ---------      ---------
Deferred income taxes                                      8,076          8,535
Accrued income receivable                                  4,138          3,482
Premises and equipment, net                                3,960          3,971
Foreclosed real estate, net                                  166            195
Other assets                                               2,409          2,951
                                                       ---------      ---------
      Total assets                                     $ 593,847      $ 568,798
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits                                             $ 374,240      $ 348,441
  Funds borrowed                                         166,939        171,129
  Other liabilities                                        6,846          7,696
                                                       ---------      ---------
      Total liabilities                                  548,025        527,266
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES                                 --             --

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    authorized 1,000,000 shares;
    none issued and outstanding                               --             --
  Common stock, $1.00 par value:
    authorized 7,000,000 shares;
    issued 5,896,292 shares in 2000 and
    5,830,811 shares in 1999                               5,896          5,831
Additional paid-in capital                                18,872         18,507
Retained earnings                                         40,290         36,293
Accumulated other comprehensive loss                     (10,429)       (11,611)
Treasury stock, at cost: 715,836 shares
  in 2000 and 625,836 shares in 1999                      (8,807)        (7,488)
                                                       ---------      ---------
    Total shareholders' equity                            45,822         41,532
                                                       ---------      ---------
    Total liabilities and shareholders' equity         $ 593,847      $ 568,798
                                                       =========      =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
(dollars in thousands, except per share data)             2000          1999
--------------------------------------------------------------------------------
                                                              (unaudited)
INTEREST INCOME:
  Interest on loans, including fees                   $     6,778   $     6,229
                                                      -----------   -----------
  Interest and dividends on investment securities:
    Interest income                                         3,833         2,952
    Dividend income                                           526           562
    Interest on trading account                                --             1
                                                      -----------   -----------
                                                            4,359         3,515
                                                      -----------   -----------
  Interest on federal funds sold                              182            99
  Other interest and dividends                                119            50
                                                      -----------   -----------
      Total interest income                                11,438         9,893
                                                      -----------   -----------
INTEREST EXPENSE:
  Savings deposits                                            608           663
  Time deposits                                             2,699         1,901
  NOW accounts                                                373           342
                                                      -----------   -----------
                                                            3,680         2,906
  Interest on borrowed money                                2,539         1,959
                                                      -----------   -----------
      Total interest expense                                6,219         4,865
                                                      -----------   -----------
      Net interest income                                   5,219         5,028
Provision for loan losses                                     118           157
                                                      -----------   -----------
      Net interest income after provision
        for loan losses                                     5,101         4,871
                                                      -----------   -----------
NONINTEREST INCOME:
  Net securities gains (losses)                               324          (262)
  Net trading account gains (losses)                           42           (26)
  Service charges on deposit accounts                         212           199
  Brokerage servicing fees                                    174           137
  Call options premiums                                       116           132
  Gains on sales of loans, originated for sale                107           151
  Trust fees                                                   --           130
  Gain on sale of trust operations                             --           356
  Other                                                       155           134
                                                      -----------   -----------
    Total noninterest income                                1,130           951
                                                      -----------   -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                            1,732         1,777
  Furniture and equipment                                     276           257
  Net occupancy                                               120           148
  Data processing                                             146           140
  Advertising                                                 107           132
  Other                                                       503           697
                                                      -----------   -----------
    Total noninterest expense                               2,884         3,151
                                                      -----------   -----------
      Income before income taxes                            3,347         2,671
Provision for income taxes                                    998           700
                                                      -----------   -----------
      NET INCOME                                      $     2,349   $     1,971
                                                      ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                 5,179,493     5,196,752
  Diluted                                               5,403,853     5,537,575
NET INCOME PER COMMON SHARE:
  Basic                                               $      0.45   $      0.38
  Diluted                                             $      0.43   $      0.36

CASH DIVIDEND PER SHARE                               $      0.17   $      0.15


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

                                                          Nine Months Ended
                                                             September 30,
                                                      --------------------------
(dollars in thousands, except per share data)             2000          1999
--------------------------------------------------------------------------------
                                                              (unaudited)
INTEREST INCOME:
  Interest on loans, including fees                   $    19,756   $    17,987
                                                      -----------   -----------
  Interest and dividends on investment securities:
    Interest income                                        10,942         8,416
    Dividend income                                         1,503         1,632
    Interest on trading account                                 6             3
                                                      -----------   -----------
                                                           12,451        10,051
                                                      -----------   -----------
  Interest on federal funds sold                              315           207
  Other interest and dividends                                319           142
                                                      -----------   -----------
      Total interest income                                32,841        28,387
                                                      -----------   -----------
INTEREST EXPENSE:
  Savings deposits                                          1,791         1,958
  Time deposits                                             6,797         5,769
  NOW accounts                                              1,066           941
                                                      -----------   -----------
                                                            9,654         8,668
  Interest on borrowed money                                7,618         5,439
                                                      -----------   -----------
      Total interest expense                               17,272        14,107
                                                      -----------   -----------
      Net interest income                                  15,569        14,280
Provision for loan losses                                     354           222
                                                      -----------   -----------
      Net interest income after provision
        for loan losses                                    15,215        14,058
                                                      -----------   -----------
NONINTEREST INCOME:
  Net securities gains                                        601           492
  Net trading account losses                                   (2)          (35)
  Service charges on deposit accounts                         604           549
  Call options premiums                                       438           300
  Brokerage servicing fees                                    416           256
  Gains on sales of loans, originated for sale                403           264
  Trust fees                                                   --           431
  Gain on sale of trust operations                             --           356
  Other                                                       428           341
                                                      -----------   -----------
    Total noninterest income                                2,888         2,954
                                                      -----------   -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                            5,074         5,058
  Furniture and equipment                                     805           740
  Net occupancy                                               423           446
  Data processing                                             426           425
  Advertising                                                 337           305
  Other                                                     1,668         2,008
                                                      -----------   -----------
    Total noninterest expense                               8,733         8,982
                                                      -----------   -----------
      Income before income taxes                            9,370         8,030
Provision for income taxes                                  2,794         2,267
                                                      -----------   -----------
      NET INCOME                                      $     6,576   $     5,763
                                                      ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                 5,205,323     5,188,442
  Diluted                                               5,440,529     5,537,771
NET INCOME PER COMMON SHARE:
  Basic                                               $      1.26   $      1.11
  Diluted                                             $      1.21   $      1.04

CASH DIVIDEND PER SHARE                               $     0.495   $     0.440


The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY BANCORP CONNECTICUT, INC.
(unaudited)

                                                                                       Accumulated
                                                                                          Other
                                                                                      Comprehensive
                                                               Additional                 Income                    Total
                                                    Common      Paid-In     Retained    Unrealized    Treasury   Shareholders'
(dollars in thousands, except per share data)        Stock      Capital     Earnings   Gains(Losses)   Stock        Equity
---------------------------------------------      --------    ----------   --------  --------------  --------   -------------
Balance, December 31, 1998                         $  5,653     $ 17,421    $ 31,761     $    825     $ (5,744)    $ 49,916
                                                                                                                   --------
  Net income                                             --           --       5,763           --           --        5,763
  Decrease in net unrealized gain on securities
    available-for-sale                                   --           --          --       (9,006)          --       (9,006)
                                                                                                                   --------
      Total comprehensive loss                                                                                       (3,243)
                                                                                                                   --------
  Stock options exercised (157,782 shares)              158          809          --           --           --          967
  Cash dividends declared ($0.44 per share)              --           --      (2,280)          --           --       (2,280)
  Treasury stock purchased (75,338 shares)               --           --          --           --       (1,266)      (1,266)
  Tax benefits related to common stock options
    exercised                                            --          115          --           --           --          115
                                                   --------     --------    --------     --------     --------     --------

BALANCE, SEPTEMBER 30, 1999                        $  5,811     $ 18,345    $ 35,244     $ (8,181)    $ (7,010)    $ 44,209
                                                   ========     ========    ========     ========     ========     ========


BALANCE, DECEMBER 31, 1999                         $  5,831     $ 18,507    $ 36,293     $(11,611)    $ (7,488)    $ 41,532
                                                                                                                   --------
  Net income                                             --           --       6,576           --           --        6,576
  Decrease in net unrealized loss on securities
    available-for-sale                                   --           --          --        1,182           --        1,182
                                                                                                                   --------
      Total comprehensive income                                                                                      7,758
                                                                                                                   --------
  Stock options exercised (65,481 shares)                65          269          --           --           --          334
  Cash dividends declared ($0.495 per share)             --           --      (2,579)          --           --       (2,579)
  Treasury stock purchased (90,000 shares)               --           --          --           --       (1,319)      (1,319)
  Tax benefits related to common stock options
    exercised                                            --           96          --           --           --           96
                                                   --------     --------    --------     --------     --------     --------

BALANCE, SEPTEMBER 30, 2000                        $  5,896     $ 18,872    $ 40,290     $(10,429)    $ (8,807)    $ 45,822
                                                   ========     ========    ========     ========     ========     ========






The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           -----------------------
(in thousands)                                                                2000          1999
--------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   6,576     $   5,763
                                                                           ---------     ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of bond premiums (accretion of discounts), net             (2,601)       (1,750)
      Deferred income tax provision (benefit)                                   (149)         (168)
      Provision for loan losses                                                  354           222
      Provision (credit) for foreclosed real estate losses                       (50)           43
      Gain on sale of foreclosed real estate                                     (90)          (11)
      Gains on sales of loans, originated for sale                              (403)         (264)
      Proceeds from sales of loans, originated for sale                       21,462        16,489
      Loans originated for sale                                              (21,535)      (16,995)
      Amortization of deferred loan points                                       (80)         (185)
      Net securities gains                                                      (601)         (492)
      Gain on sale of trust operations                                            --          (356)
      Net trading account losses                                                   2            35
      Depreciation and amortization                                              608           624
      Decrease (increase) in trading account                                     346           (81)
      Increase in accrued income receivable                                     (656)         (217)
      Decrease (increase) in other assets                                        497        (1,409)
      (Decrease) increase in other liabilities                                  (754)        3,006
                                                                           ---------     ---------
        Total adjustments                                                     (3,650)       (1,509)
                                                                           ---------     ---------
        Net cash provided by operating activities                              2,926         4,254
                                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                                 (76,118)     (110,273)
  Proceeds from sales of securities available-for-sale                        52,090        71,937
  Proceeds from maturities of securities                                       1,000        19,024
  Paydowns on mortgage-backed securities                                       6,271        12,749
  Purchases of Federal Home Loan Bank stock                                   (1,825)         (810)
  Net increase in loans                                                       (6,837)      (30,099)
  Purchases of premises and equipment, net                                      (592)         (186)
  Proceeds from sale of trust operations                                         106           106
  Proceeds from sales of foreclosed real estate, net                             464           121
                                                                           ---------     ---------
        Net cash used for investing activities                               (25,441)      (37,431)
                                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits                                    30,033        (4,249)
  Net (decrease) increase in other deposits                                   (4,234)        1,927
  Net (decrease) increase in Federal funds purchased and
    repurchase agreements                                                    (44,190)       14,129
  Proceeds from other borrowings                                             320,000        53,000
  Repayment of  other borrowings                                            (280,000)      (20,800)
  Proceeds from exercise of stock options                                        334           967
  Repurchase common stock                                                     (1,319)       (1,266)
  Cash dividends paid                                                         (2,579)       (2,280)
                                                                           ---------     ---------
        Net cash provided by financing activities                             18,045        41,428
                                                                           ---------     ---------

        Net (decrease) increase in cash and cash equivalents                  (4,470)        8,251
Cash and cash equivalents at beginning of period                              20,619        11,178
                                                                           ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  16,149     $  19,429
                                                                           =========     =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Decrease in net unrealized loss/gain on securities available-for-sale    $   1,182     $  (9,006)
  Transfer of loans to foreclosed real estate                                    295           137


The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.


Note 1 - Basis of Presentation
------------------------------

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Corporation") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). The Bank operates four branches and a mortgage lending center in Southington, Connecticut and one branch in Wallingford, Connecticut. It has three subsidiaries, BCI Financial Corporation ("BCIF"), SSB Mortgage Corporation ("SSBM") and SSB Insurance Services, Inc. ("SSBI"). BCIF is an indirect auto finance subsidiary located in Southington, Connecticut. SSBM, which commenced operations during the first quarter of 1999, is a passive investment company formed to take advantage of changes in Connecticut state tax statutes. SSBI, which commenced operations during the second quarter of 2000, is a subsidiary which earns commissions on consumer and business insurance coverage referrals through a joint marketing agreement with a local insurance agency. The Bank's primary source of revenue is providing loans to customers who are either small and middle market businesses or individuals. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed statement of condition as of September 30, 2000, the consolidated condensed statements of income for the three and nine month periods ended September 30, 2000 and 1999, and the consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Corporation without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Corporation as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and the changes in shareholders' equity and cash flows for the nine month periods ended September 30, 2000 and 1999. Results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results for any other period.

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

Note 2 - Securities
-------------------

The amortized cost, gross unrealized gains and losses and estimated market values of securities available-for-sale as of September 30, 2000 and December 31, 1999 were as follows:

                                                September 30, 2000
                                 -----------------------------------------------
                                               Gross        Gross      Estimated
                                 Amortized   Unrealized   Unrealized     Market
                                    Cost       Gains        Losses       Value
                                 ---------   ----------   ----------   ---------
                                                  (in thousands)

United States Government and
  agency obligations             $  69,221   $      29    $ (10,766)   $  58,484
Municipal bonds                      5,707          29          (29)       5,707
Corporate bonds                        992          --          (30)         962
Mortgage-backed securities         104,530         176       (2,292)     102,414
Capital trust preferreds            34,173          31       (3,973)      30,231
Money market preferreds             15,700          --           --       15,700
Marketable equity securities        21,037       2,092       (1,348)      21,781
Mutual funds                           785         280           --        1,065
                                 ---------   ---------    ---------    ---------
                                 $ 252,145   $   2,637    $ (18,438)   $ 236,344
                                 =========   =========    =========    =========




                                                 December 31, 1999
                                 -----------------------------------------------
                                               Gross        Gross      Estimated
                                 Amortized   Unrealized   Unrealized     Market
                                    Cost       Gains        Losses       Value
                                 ---------   ----------   ----------   ---------
                                                  (in thousands)

United States Government and
  agency obligations             $  60,867   $      --    $ (10,939)   $  49,928
Municipal bonds                      5,356           8         (132)       5,232
Corporate bonds                        944          --          (21)         923
Mortgage-backed securities          87,378           1       (3,811)      83,568
Capital trust preferreds            29,131          50       (2,582)      26,599
Money market preferreds             27,500          --           --       27,500
Marketable equity securities        20,170       1,461       (1,939)      19,692
Mutual funds                           840         326          (13)       1,153
                                 ---------   ---------    ---------    ---------
                                 $ 232,186   $   1,846    $ (19,437)   $ 214,595
                                 =========   =========    =========    =========

Note 3 - Loans
--------------

The composition of the loan portfolio was:

                                             September 30,   December 31,
                                                 2000            1999
                                             -------------   ------------
                                                    (in thousands)

Commercial                                     $  65,578      $  56,828
Commercial real estate                            51,358         47,961
Residential real estate                          123,561        131,942
Real estate construction                           2,380          3,250
Consumer                                          80,258         76,112
                                               ---------      ---------
                                                 323,135        316,093
Less:
  Deferred loan fees                                (691)          (702)
  Allowance for loan losses                       (6,056)        (5,681)
                                               ---------      ---------
    Total loans                                $ 316,388      $ 309,710
                                               =========      =========


Note 4 - Allowance for Loan and Foreclosed Real Estate Losses
-------------------------------------------------------------

Changes in the allowances were:

                                                   Nine Months Ended
                                                     September 30,
                                             ----------------------------
                                                 2000            1999
                                             -------------   ------------
                                                    (in thousands)

Allowance for loan losses:
  Balance, beginning of year                   $   5,681      $   5,549
  Provision for loan losses                          354            222
  Loans charged-off                                 (240)          (240)
  Recoveries                                         261             79
                                               ---------      ---------
  Balance, end of period                       $   6,056      $   5,610
                                               =========      =========

Allowance for foreclosed real estate losses:

  Balance, beginning of year                   $      50      $      50
  Provision (credit) for losses                      (50)            43
  Write-downs, net                                    --            (43)
                                               ---------      ---------
  Balance, end of period                       $      --      $      50
                                               =========      =========

Note 5 - Nonperforming Assets
-----------------------------

The balances of nonperforming assets were:

                                                     September 30,  December 31,
                                                         2000           1999
                                                     -------------  -----------
                                                       (dollars in thousands)
Nonaccrual loans:
  Commercial                                           $    283       $    420
  Commercial real estate                                     20             --
  Residential real estate                                   411            857
  Consumer                                                   27            127
                                                       --------       --------
    Total nonaccrual loans                                  741          1,404
Accruing loans past due 90 days or more                      --             --
                                                       --------       --------
    Total nonperforming loans                               741          1,404
Foreclosed real estate, net                                 166            195
Repossessed property                                          1             --
                                                       --------       --------
    Total nonperforming assets                         $    908       $  1,599
                                                       ========       ========

Nonperforming loans as a percentage of total loans         0.23%          0.44%
                                                       ========       ========

Nonperforming assets as a percentage of total assets       0.15%          0.28%
                                                       ========       ========


Note 6 - Deposits
-----------------

Deposits consisted of the following:

                                                     September 30,  December 31,
                                                         2000           1999
                                                     -------------  -----------
                                                            (in thousands)

Noninterest-bearing demand deposits                    $ 39,116       $ 40,905
NOW accounts                                             50,026         49,380
Regular savings                                          68,836         69,534
Money market savings                                     29,432         31,825
Certificates of deposit - under $100,000                137,969        135,535
Certificates of deposit - $100,000 and over              48,048         20,995
Club accounts                                               813            267
                                                       --------       --------
  Total deposits                                       $374,240       $348,441
                                                       ========       ========

Note 7 - Funds Borrowed
-----------------------

Funds borrowed consisted of the following:

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
                                                           (in thousands)

Federal funds purchased                              $  2,500         $  2,100
Securities sold under repurchase agreements            40,109           84,699
Federal Home Loan Bank advances                       124,330           72,830
Federal Reserve Bank advances                              --           11,500
                                                     --------         --------
  Total funds borrowed                               $166,939         $171,129
                                                     ========         ========


Note 8 - Per Common Share Data
------------------------------

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three and nine month periods ended September 30, 2000 and 1999 were as follows:

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                   ---------------------   ---------------------
                                      2000        1999        2000        1999
                                   ---------   ---------   ---------   ---------

Basic                              5,179,493   5,196,752   5,205,323   5,188,442
Effect of dilutive stock options     224,360     340,823     235,206     349,329
                                   ---------   ---------   ---------   ---------
Diluted                            5,403,853   5,537,575   5,440,529   5,537,771
                                   =========   =========   =========   =========


Note 9 - Shareholders' Equity
-----------------------------

The following table presents the components and related tax effects allocated to other comprehensive income for the nine month period ended September 30, 2000.

                                                Before        Tax        Net
                                                 Tax       (Benefit)    of Tax
                                                Amount      Expense     Amount
                                               --------    --------    --------
                                                        (in thousands)

Net unrealized gains on securities
  arising during the period                    $  2,391     $    812    $  1,579
Less: reclassification adjustment for
  gains realized in net income                      601          204         397
                                               --------     --------    --------
Net unrealized gains on securities             $  1,790     $    608    $  1,182
                                               ========     ========    ========

-----------------------------------------

The following table presents the components and related tax effects allocated to other comprehensive income for the nine month period ended September 30, 1999.

                                                Before        Tax        Net
                                                 Tax       (Benefit)    of Tax
                                                Amount      Expense     Amount
                                               --------    --------    --------
                                                        (in thousands)

Net unrealized losses on securities
  arising during the period                    $(13,155)    $(4,473)    $(8,682)
Less: reclassification adjustment for
  gains realized in net income                      492         168         324
                                               --------     -------     -------
Net unrealized losses on securities            $(13,647)    $(4,641)    $(9,006)
                                               ========     =======     =======


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

On April 19, 2000, the Corporation's Board of Director's voted to authorize a new share buyback program of up to 5% (262,000) of its outstanding shares of common stock over the next year. Purchases are made from time to time in the open market and through private transactions. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through November 9, 2000, the Corporation repurchased 60,000 shares at an average price of $14.63.


Note 10 - Recent Accounting Pronouncements
------------------------------------------

In September 2000, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. This Statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management anticipates that SFAS 140 will not have a significant effect on the Corporation's results of operations or its financial position based on its current operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 COMPARISON OF THE THREE AND NINE MONTH PERIODS
                 ----------------------------------------------
                        ENDED SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


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

CHANGES IN FINANCIAL CONDITION

INVESTMENTS - Securities available-for-sale increased $21,749,000 or 10.1% to $236,344,000 as of September 30, 2000 from $214,595,000 as of December 31, 1999.
Purchases of securities net of proceeds from maturities and sales (excluding realized gains) and paydowns on mortgage-backed securities amounted to $16,757,000 during the nine months of 2000. Accretion of bond discounts, net of amortization of bond premiums, were $2,601,000 for the same period. Net unrealized losses (excluding the effective income tax benefits) in the securities portfolio totaled $15,801,000 as of September 30, 2000, a decrease of $1,790,000, compared to unrealized losses of $17,591,000 as of December 31, 1999. The decrease in net unrealized losses of $1,790,000 was mainly due to the improved performance of the Corporation's portfolio of marketable equity securities.

As of September 30, 2000, $15,700,000 of the securities portfolio was comprised of money market preferred stocks. These securities are highly liquid, reprice every 49 days and are subject to the tax advantages of the Federal dividends received deduction in 2000 and 1999.

Deferred income taxes decreased $459,000 to $8,076,000 as of September 30, 2000 from $8,535,000 as of December 31, 1999 mainly as a result of the $1,790,000 decrease in unrealized losses in the securities portfolio noted above.

LOANS - Loans increased $7,042,000 or 2.2% to $323,135,000 as of September 30, 2000 from $316,093,000 as of December 31, 1999 primarily due to increased commercial loan volume. Commercial loans and commercial real estate loans increased $12,147,000 or 11.6% and represented 36.2% of the loan portfolio as of September 30, 2000. The guaranteed portion of Small Business Administration loans purchased accounted for $4,975,000 of this commercial loan increase. Residential real estate loans decreased by $8,381,000 or 6.4% as the Bank's focus with respect to residential real estate loans shifted to loans originated for sale, on a servicing released basis, or referral to third parties. Real estate construction loans decreased by $870,000 or 26.8%. Consumer loans increased $4,146,000 or 5.4% mainly due to loans closed by BCI Financial Corporation ("BCIF"), the Bank's auto loan financing subsidiary.

DEPOSITS - Total deposits increased $25,799,000 or 7.4% to $374,240,000 as of September 30, 2000 from $348,441,000 as of December 31, 1999 primarily due to a net inflow of $27,053,000 in certificates of deposit of $100,000 and over with maturities primarily under one year.

BORROWINGS - Funds borrowed decreased from $171,129,000 as of December 31, 1999 to $166,939,000 as of September 30, 2000 as a result of the following. Advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $51,500,000 or 70.7% to $124,330,000 as of September 30, 2000 compared to $72,830,000 as of year end 1999. Federal funds purchased increased $400,000 to $2,500,000 as of September 30, 2000. Federal Reserve Bank advances decreased by $11,500,000 during the same period resulting in no outstanding advances as of September 30, 2000. Securities sold under agreements to repurchase decreased $44,590,000 or 52.6% to $40,109,000 as of September 30, 2000 from $84,699,000 as of December
31, 1999. The resultant net decrease in borrowings of $4,190,000 was primarily funded by the increase in certificates of deposit. As of September 30, 2000, broker/dealer repurchase agreements and retail repurchase agreements totaled $24,500,000 and $15,609,000, respectively.

CHANGES IN RESULTS OF OPERATIONS

EARNINGS - Net income for the quarter ended September 30, 2000 was $2,349,000 compared to $1,971,000 for the third quarter of 1999, an increase of $378,000 or 19.2%. On a diluted per common share basis, the Corporation earned $.43 per share in 2000 compared to $.36 per share in 1999. An increase in net interest income mainly due to an expansion in earning assets, strong growth in noninterest income coupled with a decrease in noninterest expense and the provision for loan losses were principally responsible for the improved operating results. During the third quarter of 1999, a gain in the amount of $356,000 was realized from the sale of the Bank's trust operations. This gain in the third quarter of 1999 was approximately offset by securities losses resulting from a restructuring of a segment of the investment portfolio. The annualized return on average assets for the quarter ended September 30, 2000 was 1.58% compared to 1.44% for the same quarter last year while the return on average equity rose to 21.70% from 17.49% the previous year. The increase in the return on average equity was due to the increase in net income compared to the prior year quarter as well as the increase in net unrealized losses in the securities portfolio and the common stock purchases under the Corporation's share repurchase program which reduced average equity.

Net income for the nine months ended September 30, 2000 was $6,576,000 compared to $5,763,000 for the same period in 1999, an increase of $813,000 or 14.1%. An increase in net interest income and an actual year to year decline in noninterest expense, partially offset by a higher provision for loan losses, were the principal reasons for the increased earnings. The annualized return on average assets was 1.51% for the nine months ended September 30, 2000 compared to 1.43% for the same period in 1999 while the return on average equity rose to 20.62% from 15.90% for the prior year period.

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

Average interest earning assets increased by $51,502,000 or 9.6% to $589,158,000 for the three months ended September 30, 2000 from $537,656,000 for the same quarter in 1999.

For the three months ended September 30, 2000 net interest income, on a tax equivalent basis, increased $192,000 or 3.7% compared to the same period in 1999 primarily as a result of increases in the average volume of the loan and invested funds portfolios of $13,344,000 and $38,158,000, respectively, partially offset by a net unfavorable rate variance between earning assets and interest bearing liabilities. In addition, average noninterest bearing demand deposits increased by $5,174,000 or 14.3% during the third quarter of 2000 compared to the same period in 1999 which helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income, on a tax equivalent basis, to average interest earning assets was 3.69% for the quarter ended September 30, 2000 compared to 3.90% for the same period in 1999. The interest rate spread, on a tax equivalent basis, was 2.97% in 2000 compared to 3.31% in 1999. A proportionately greater rise in interest rates on sources of funds compared with yields on earning assets caused the decrease in the interest rate spread and margin in 2000 compared to 1999. If short-term interest rates were to rise further, some additional compression in the net interest spread and margin is expected to occur. Average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 2000 and 1999 and a state income tax rate of 0.0% for both periods, due to the formation of a passive investment company in 1999.

Average interest earning assets increased by $51,265,000 or 9.8% to $574,474,000 for the nine months ended September 30, 2000 from $523,209,000 for the same period in 1999.

For the nine months ended September 30, 2000 net interest income, on a tax equivalent basis, increased $1,289,000 or 8.7% compared to the same period in 1999 mainly due to increases in the average volume of the loan and invested funds portfolios of $20,821,000 and $30,444,000, respectively, and a net favorable rate variance between earning assets and interest bearing liabilities. In addition, average noninterest bearing demand deposits were $4,265,000 or 12.4% higher during the nine months ended September 30, 2000 compared to the same period in 1999 which helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income, on a tax equivalent basis, to average interest earning assets was 3.76% for the nine months ended September 30, 2000 compared to 3.80% for the same period in 1999. The interest rate spread, on a tax equivalent basis, was 3.08% in 2000 compared to 3.22% in 1999. A proportionately greater rise in interest rates on sources of funds compared with yields on earning assets caused the decrease in the interest rate spread and margin in 2000 compared to 1999. The decrease in the net interest margin was impacted less as a result of the increase in average noninterest bearing demand deposits previously mentioned. As noted above, if short-term interest rates were to rise further, some compression in the net interest spread and margin is expected to occur.

PROVISION FOR LOAN LOSSES - For the three months ended September 30, 2000 and 1999, the provisions for loan losses were $118,000 and $157,000, respectively. Net loan recoveries totaled $110,000 for the third quarter of 2000 compared to net loan charge-offs of $131,000 for the same period in 1999.

For the nine months ended September 30, 2000 and 1999, the provisions for loan losses were $354,000 and $222,000, respectively. Net loan recoveries totaled $21,000 for the nine months ended September 30, 2000 compared to net loan charge-offs of $161,000 during the same period in 1999. The allowance for loan losses was $6,056,000 or 1.87% of outstanding loans as of September 30, 2000 compared to $5,610,000 or 1.78% of outstanding loans as of September 30, 1999. Nonperforming loans were $741,000 as of the end of the current quarter and $1,685,000 as of the end of the same quarter last year, representing .23% and
 .53%, respectively, of outstanding loans. The increase in the allowance for loan losses from year end 1999 was driven by the provision for loan losses which was recorded primarily due to the change in the mix of the loan portfolio from residential to commercial and consumer and, to a lesser extent, growth in the loan portfolio. The residential real estate loan portfolio, which declined during the period, requires a lower reserve allocation while the commercial and consumer portfolios, which carry more risk, increased and required a higher reserve allocation.

Management regularly monitors and has established a formal process for determining the adequacy of the allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including unused lines of credit and impaired loans), and specific loan types. The policy of the Bank is to review all commercial loans and delinquent consumer loans quarterly. Up to a total of nine risk rating classifications are used to describe the credit risk associated with commercial and consumer loans. Of these classifications, the problem loan categories are:
"substandard," "doubtful" and "loss." Loans designated loss are charged-off quarterly. A risk factor is assigned by loan type to loans within each classification in determining the respective allowance. For loans that are analyzed individually, third-party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (1-4 family), management's analysis consists of reviewing delinquency trends, historical charge-off experience, prevailing economic conditions, size and current composition of the loan portfolio, collateral value trends and other relevant factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. The unallocated portion of the allowance for loan losses was $1,297,000 as of September 30, 2000 compared to $1,580,000 as of December 31, 1999 and $1,260,000 as of September 30, 1999. The decrease in the unallocated portion of the allowance for loan losses as of September 30, 2000 compared to December 31, 1999 primarily reflects a refinement in the determination of the allocated component of the allowance for loan losses and, to a lesser extent, a change in the mix of the loan portfolio from residential to commercial. The reduction in the unallocated portion of the allowance for loan losses is not a result of credit risk rating downgrades.

NONINTEREST INCOME - Total noninterest income, excluding net securities gains (losses), net trading account gains (losses), trust fees and the gain on the sale of the Bank's trust operations, increased by $11,000 or 1.5% to $764,000 in the third quarter of 2000 from $753,000 for the same period in 1999. The following table presents a comparison of the components of noninterest income.

                                        Three Months Ended         Increase
                                          September 30,           (Decrease)
                                        ------------------    ------------------
                                          2000       1999      Amount    Percent
                                        -------    -------    -------    -------
(dollars in thousands)

Service charges on deposit accounts     $  212     $ 199      $  13         6.5%
Brokerage servicing fees                   174       137         37        27.0%
Call options premiums                      116       132        (16)      -12.1%
Gains on sales of loans, originated
  for sale                                 107       151        (44)      -29.1%
Other                                      155       134         21        15.7%
                                        ------     -----      -----
                                           764       753         11         1.5%
Net securities gains (losses)              324      (262)       586       223.7%
Net trading account gains (losses)          42       (26)        68       261.5%
Trust fees                                  --       130       (130)     -100.0%
Gain on sale of trust operations            --       356       (356)     -100.0%
                                        ------     -----      -----
    Total noninterest income            $1,130     $ 951      $ 179        18.8%
                                        ======     =====      =====

Brokerage servicing fees increased $37,000 due to higher sales volume. The gains on sales of loans, originated for sale, decreased $44,000 primarily as a result of a decline in loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company, as a direct result of the current interest rate environment. The increase in other income reflects higher customer investment fees of $21,000. The trust operations of the Bank were sold during the third quarter of 1999.

Total noninterest income, excluding net securities gains, net trading account losses, trust fees and the gain on the sale of the Bank's trust operations, increased by $579,000 or 33.9% to $2,289,000 for the nine months ended September 30, 2000 from $1,710,000 for the same period in 1999. The following table presents a comparison of the components of noninterest income.


                                        Nine Months Ended          Increase
                                          September 30,           (Decrease)
                                        ------------------    ------------------
                                          2000       1999      Amount    Percent
                                        -------    -------    -------    -------
(dollars in thousands)

Service charges on deposit accounts     $  604     $  549      $  55       10.0%
Call options premiums                      438        300        138       46.0%
Brokerage servicing fees                   416        256        160       62.5%
Gains on sales of loans, originated
  for sale                                 403        264        139       52.7%
Other                                      428        341         87       25.5%
                                        ------     ------     -----
                                         2,289      1,710        579       33.9%
Net securities gains                       601        492        109       22.2%
Net trading account losses                  (2)       (35)        33      -94.3%
Trust fees                                  --        431       (431)    -100.0%
Gain on sale of trust operations            --        356       (356)    -100.0%
                                        ------     ------     -----
    Total noninterest income            $2,888     $2,954     $ (66)       -2.2%
                                        ======     ======     =====

The increase in service charges on deposit accounts is primarily the result of $67,000 in fees generated from the Bank's new SSB ATM/Debit card product introduced in late 1999 to its consumer customers. Brokerage servicing fees increased $160,000 due to higher sales volume. The gains on sales of loans, originated for sale, increased $139,000 primarily as a result of loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company. The increase in other income reflects increased fee income of $21,000 from brokered commissions on residential mortgages, higher customer investment fees of $21,000, increased BCIF servicing fees of $15,000 and $11,000 from insurance fees recorded by the Bank.

Near the end of the second quarter of 2000, the Bank launched a separate subsidiary, SSB Insurance Services, Inc. (SSBI), which was formed to distribute a range of consumer and business insurance products to its customers. SSBI entered into a joint marketing agreement with a local insurance agency and will earn commissions on insurance coverage referrals. Since SSBI is in its early stages of operations, it has not yet generated a significant amount of income for the Corporation.

NONINTEREST   EXPENSE  -  Operating  expenses  decreased  $267,000  or  8.5%  to
$2,884,000 in the third quarter of 2000 from $3,151,000 in 1999.

Salaries and employee benefits were $45,000 or 2.5% less in 2000 compared to 1999. This decrease reflects no trust operation salaries and benefits in 2000 as compared to approximately $73,000 in 1999 and decreased utilization of temporary employees during 2000 in the amount of $24,000 partially offset by scheduled employee annual salary increases.

The expenses related to furniture and equipment increased $19,000 or 7.4% to $276,000 for the third quarter of 2000 compared to $257,000 for the same period in 1999. Higher computer maintenance expense of $13,000 was the primary reason for the increase.

Net occupancy expense decreased $28,000 or 18.9% in 2000 compared to 1999. During the second quarter of 2000 the Bank purchased its operations center building which was previously leased. Reduced rent expense coupled with rental income, partially offset by property taxes and other operating expenses related to this building, were the principal reasons for this expense reduction.

Advertising expense decreased $25,000 or 18.9% to $107,000 for the third quarter of 2000 compared to $132,000 for the same period in 1999 primarily as a result of timing of advertising expenditures to promote the Bank and its products.

The decrease in other noninterest expenses of $194,000 or 27.8% reflected a net decrease in a number of miscellaneous expense categories. The most significant decreases in these categories were $94,000 of expenses incurred in 1999 for outside fund management fees and other operating expenses for the internal trust operations of the Bank, which was sold during the third quarter of 1999, and net foreclosed real estate recoveries which amounted to $41,000 in the third quarter of 2000 versus $45,000 of expenses for the same period in 1999.

Operating expenses decreased $249,000 or 2.8% to $8,733,000 for the nine months ended September 30, 2000 from $8,982,000 in 1999.

Salaries and employee benefits were $16,000 or .3% higher in 2000 compared to 1999. This increase reflects higher commission salaries of $66,000 and scheduled employee annual salary increases partially offset by no trust operation salaries and benefits in 2000 as compared to approximately $212,000 in 1999. Higher group medical and retirement benefit costs of $49,000 were more than offset by a decreased utilization of temporary employees during 2000 in the amount of $93,000.

The expenses related to furniture and equipment totaled $805,000 for the nine months ended September 30, 2000 compared to $740,000 for the same period in 1999, an increase of $65,000 or 8.8%. Higher depreciation and amortization charges and computer maintenance expenses totaling $8,000 and $23,000, respectively, as well as furniture and equipment write-offs totaling $13,000 in 2000 versus a $5,000 gain in 1999 were the primary reasons for the increase.

Net occupancy expense decreased $23,000 or 5.2% in 2000 compared to 1999. Reduced rent expense coupled with rental income, partially offset by property taxes and other operating expenses, related to the Bank's operations center building, discussed above, were the principal reasons for this expense reduction.

Advertising expense increased $32,000 or 10.5% to $337,000 for the nine months of 2000 compared to $305,000 for the same period in 1999 primarily as a result of increases in advertising expenditures to promote the Bank and its products including Internet banking to its consumer customers.

The decrease in other noninterest expenses of $340,000 or 16.9% reflected a net decrease in a number of miscellaneous expense categories. The most significant decreases in these categories were $191,000 of expenses incurred in 1999 for outside fund management fees and other operating expenses for the internal trust operations of the Bank, which was sold during the third quarter of 1999, and net foreclosed real estate recoveries of $93,000 versus $66,000 of expenses in 1999.

PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended September 30, 2000 and 1999 was $998,000 and $700,000, respectively, representing effective tax rates of 29.8% and 26.2%, respectively.

The provision for income taxes for the nine months ended September 30, 2000 and 1999 was $2,794,000 and $2,267,000, respectively, representing effective tax rates of 29.8% and 28.2%, respectively.

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

LIQUIDITY - The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of a banking institution's sources and uses of funds. The Bank's Asset Liability Committee is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of September 30, 2000, that liquidity as measured by the Corporation is well in excess of its minimum guidelines.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from correspondent banks and securities sold under repurchase agreements. Such sources are supplemented by interest bearing deposits with banks, Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 2000 or 1999, and none were outstanding as of September 30, 2000.

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of September 30, 2000, qualified collateral totaled $185,289,000. The Bank's actual borrowings on that date were $124,330,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the nine months ended September 30, 2000 and 1999 and is summarized below.

During the current period, cash and cash equivalents decreased by $4,470,000, as net cash used for investing activities of $25,441,000 exceeded net cash provided by operating activities and financing activities of $20,971,000.

Net cash used for investing activities, which primarily reflects the net redeployment of funds into the loan and securities portfolios, was $25,441,000 for the nine months ended September 30, 2000. During this period, the Corporation experienced net originations of loans totaling $6,837,000 and a net increased investment in securities in the amount of $16,757,000, which were funded primarily by increased certificates of deposit.

The net cash provided by financing activities of $18,045,000 for the nine months ended September 30, 2000 primarily reflected net increases in deposits of $25,799,000 and funds borrowed from the FHLB of $51,500,000 partially offset by decreases in funds borrowed from the Federal Reserve Bank of $11,500,000 and Federal funds purchased and repurchase agreements of $44,190,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

                                                                        To Be Well Capitalized
                                                                        Under Prompt Corrective
                                                     Actual                Action Provisions
                                                ---------------         -----------------------
                                                Amount    Ratio           Amount         Ratio
                                                ------    -----         ----------      -------
As of September 30, 2000:
  Total Capital (to Risk Weighted Assets)     $ 56,802    15.52%   >/=   $ 36,591  >/=   10.0%
  Tier I Capital (to Risk Weighted Assets)      52,210    14.27%   >/=     21,955  >/=    6.0%
  Tier I Capital (to Average Assets)            52,210     8.83%   >/=     29,553  >/=    5.0%


On July 19, 2000, the Board of Directors of the Corporation declared a cash dividend of $.17 per common share which was paid on August 15, 2000 to shareholders of record on August 1, 2000. Subsequent to September 30, 2000, the Board of Directors of the Corporation declared a cash dividend of $.18 per common share payable on November 15, 2000 to shareholders of record on November 1, 2000.

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

On April 19, 2000, the Corporation's Board of Director's voted to authorize a new share buyback program of up to 5% (262,000) of its outstanding shares of common stock over the next year. Purchases are made from time to time in the open market and through private transactions. The timing and amount of these transactions, funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased are held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through November 9, 2000, the Corporation repurchased 60,000 shares at an average price of $14.63.

AVERAGE STATEMENTS OF CONDITION, NET INTEREST INCOME AND INTEREST RATES(a)
--------------------------------------------------------------------------

                                                             Three Months Ended September 30,
                                             ------------------------------------------------------------
                                                          2000                           1999
---------------------------------------------------------------------------------------------------------
                                              Average              Yield/    Average              Yield/
 (dollars in thousands)                       Balance   Interest   Rate(c)   Balance   Interest   Rate(c)
---------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans(b)                                   $321,778   $  6,778    8.43%   $308,434   $  6,229    8.08%
  Taxable investment securities(c)            244,291      4,466    7.31%    214,438      3,663    6.83%
  Municipal bonds - tax exempt(c)               5,607        110    7.85%      3,790         67    7.07%
  Federal funds sold                           11,401        182    6.39%      7,606         99    5.21%
  Other interest-earning assets                 6,081        119    7.83%      3,388         51    6.02%
                                             --------   --------            --------   --------
Total interest-earning assets                 589,158     11,655    7.91%    537,656     10,109    7.52%
                                                        --------                       --------
Noninterest-earning assets                      5,796                         10,778
                                             --------                       --------
TOTAL ASSETS                                 $594,954                       $548,434
                                             ========                       ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
  NOW and savings deposits                   $150,591        981    2.61%   $154,895      1,005    2.60%
  Time deposits                               189,496      2,699    5.70%    158,234      1,901    4.81%
  Federal funds purchased and
    repurchase agreements                      55,767        830    5.95%     96,557      1,271    5.27%
  Other borrowings                            108,026      1,709    6.33%     52,776        688    5.21%
                                             --------   --------            --------   --------
Total interest-bearing liabilities            503,880      6,219    4.94%    462,462      4,865    4.21%
                                                        --------                       --------
Noninterest-bearing liabilities:
  Demand deposits                              41,281                         36,107
  Other                                         6,489                          4,782
Shareholders' equity                           43,304                         45,083
                                             --------                       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $594,954                       $548,434
                                             ========                       ========
Net interest income on a tax
  equivalent basis(c)                                      5,436                          5,244
Tax equivalent adjustment                                   (217)                          (216)
                                                        --------                       --------
Net interest income                                     $  5,219                       $  5,028
                                                        ========                       ========
Net interest spread (tax equivalent basis)                          2.97%                          3.31%
                                                                    ====                           ====
Net interest margin (tax equivalent basis)                          3.69%                          3.90%
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

AVERAGE STATEMENTS OF CONDITION, NET INTEREST INCOME AND INTEREST RATES(a)
--------------------------------------------------------------------------

                                                             Nine Months Ended September 30,
                                            -------------------------------------------------------------
                                                          2000                           1999
---------------------------------------------------------------------------------------------------------
                                              Average              Yield/    Average              Yield/
 (dollars in thousands)                       Balance   Interest   Rate(c)   Balance   Interest   Rate(c)
---------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans(b)                                   $319,311   $ 19,756    8.25%   $298,490   $ 17,987    8.03%
  Taxable investment securities(c)            236,979     12,729    7.16%    212,220     10,474    6.58%
  Municipal bonds - tax exempt(c)               5,590        330    7.87%      3,610        188    6.94%
  Federal funds sold                            6,672        315    6.29%      5,650        207    4.88%
  Other interest-earning assets                 5,922        325    7.32%      3,239        145    5.97%
                                             --------   --------            --------   --------
Total interest-earning assets                 574,474     33,455    7.76%    523,209     29,001    7.39%
                                                        --------                       --------
Noninterest-earning assets                      5,582                         13,909
                                             --------                       --------
TOTAL ASSETS                                 $580,056                       $537,118
                                             ========                       ========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
  NOW and savings deposits                   $149,742      2,857    2.54%   $152,293      2,899    2.54%
  Time deposits                               169,656      6,797    5.34%    158,404      5,769    4.86%
  Federal funds purchased and
    repurchase agreements                      64,739      2,756    5.68%     94,121      3,681    5.21%
  Other borrowings                            108,325      4,862    5.98%     45,706      1,758    5.13%
                                             --------   --------            --------   --------
Total interest-bearing liabilities            492,462     17,272    4.68%    450,524     14,107    4.17%
                                                        --------                       --------
Noninterest-bearing liabilities:
  Demand deposits                              38,767                         34,502
  Other                                         6,314                          3,753
Shareholders' equity                           42,513                         48,339
                                             --------                       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $580,056                       $537,118
                                             ========                       ========
Net interest income on a tax
  equivalent basis(c)                                     16,183                         14,894
Tax equivalent adjustment                                   (614)                          (614)
                                                        --------                       --------
Net interest income                                     $ 15,569                       $ 14,280
                                                        ========                       ========
Net interest spread (tax equivalent basis)                          3.08%                          3.22%
                                                                    ====                           ====
Net interest margin (tax equivalent basis)                          3.76%                          3.80%
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

RATE/VOLUME ANALYSIS

                                       Three Months Ended                Nine Months Ended
                                       September 30, 2000                September 30, 2000
                                        Compared to 1999                  Compared to 1999
                                  -----------------------------    ------------------------------
                                  Increase (Decrease)              Increase (Decrease)
                                       Due to                             Due to
                                  -------------------              -------------------
(in thousands)                     Volume    Rate       Net(1)      Volume       Rate      Net(1)
---------------------------------------------------------------    ------------------------------
Interest earned on:
  Loans                            $ 275     $ 274     $   549     $ 1,279     $  490    $ 1,769
  Taxable investment securities      534       269         803       1,283        972      2,255
  Municipal bonds - tax exempt        35         8          43         114         28        142
  Federal funds sold                  57        26          83          42         66        108
  Other interest-earning assets       49        19          68         141         39        180
                                   -----     -----     -------     -------     ------    -------
      Total interest income          950       596       1,546       2,859      1,595      4,454
                                   -----     -----     -------     -------     ------    -------
Interest paid on:
  NOW and savings deposits           (28)        4         (24)        (49)         7        (42)
  Time deposits                      412       386         798         427        601      1,028
  Federal funds purchased and
    repurchase agreements           (591)      150        (441)     (1,228)       303       (925)
  Other borrowings                   848       173       1,021       2,767        337      3,104
                                   -----     -----     -------     -------     ------    -------
      Total interest expense         641       713       1,354       1,917      1,248      3,165
                                   -----     -----     -------     -------     ------    -------
Change in net interest income      $ 309     $(117)    $   192     $   942     $  347    $ 1,289
                                   =====     =====     =======     =======     ======    =======


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

The Bank manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of September 30, 2000 and December 31, 1999 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is within the Bank's established 10% of net interest income tolerance limit.

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

             4.1 Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

             4.2 Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

             10.1 Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Corporation, Bank and Robert D. Morton (Exhibit
                             10.1 - Annexed Hereto)

             10.2 Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

             10.3 Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

             10.4 Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)

             10.5 Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

             10.6 Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

             10.7 Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

             10.8 Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Corporation, Bank and Phillip J. Mucha (Exhibit
                             10.8 - Annexed Hereto)

             27              Financial Data Schedule

         (b) Reports on Form 8-K

The registrant did not file any Report on Form 8-K during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BANCORP CONNECTICUT, INC.
                                      ------------------------------------------
                                                    (Registrant)





Date:     November 9, 2000              /s/ Robert D. Morton
     --------------------------       ------------------------------------------
                                            Robert D. Morton
                                            President and Chief
                                              Executive Officer
                                            (Principal Executive Officer)




Date:     November 9, 2000              /s/ Phillip J. Mucha
     --------------------------       ------------------------------------------
                                            Phillip J. Mucha
                                            Chief Financial Officer
                                              and Treasurer/Secretary
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

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

10.1 Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Corporation, Bank and Robert D. Morton (Exhibit 10.1 - Annexed Hereto)

10.2 Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3 Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4 Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.5 Southington Savings Bank Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

10.6 Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

10.7 Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.8 Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Corporation, Bank and Phillip J. Mucha (Exhibit 10.8 - Annexed Hereto)

27                 Financial Data Schedule