Form 10-K
period 2000-12-31
BANCORP CONNECTICUT INC
filed 2001-03-30
CIK 921746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 34-0-25158

                                              BANCORP CONNECTICUT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1394443 (I.R.S. employer identification no.)
121 Main Street, Southington, CT (Address of principal executive offices)	06489 (zip code)

Registrant's telephone number, including area code 860-628-0351

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Not applicable	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of class)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the voting stock held by non-affiliates of Bancorp Connecticut, Inc. (4,738,503 shares) totaled $79,369,925 (based upon the closing price of $16.75 per share as quoted on the Nasdaq National Market tier of The Nasdaq Stock Market) on March 19, 2001.

            5,161,744 shares of Bancorp Connecticut, Inc. Common Stock were outstanding at March 19, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

            The following documents and information are incorporated by reference herein to the extent indicated under the appropriate item:

(1)	The annual report to shareholders of Bancorp Connecticut, Inc., for the fiscal year ended December 31, 2000 (hereinafter referred to as the "2000 Annual Report"); and
(2)	Management's definitive proxy statement in connection with the 2001 annual meeting of the shareholders of Bancorp Connecticut, Inc. (hereinafter referred to as the "2001 Proxy Statement").

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Bancorp Connecticut, Inc. (the "Company") and Southington Savings Bank (the "Bank") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the general risks associated with the delivery of financial products and services, fluctuating investment returns, rapid technological changes, competition, as well as other risks that are described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 1999, and subsequently filed reports. The Company assumes no obligations to update these forward-looking statements.

PART I

ITEM 1 - BUSINESS.

            The main office of the Company and of the Bank is located at 121 Main Street, Southington, Connecticut 06489. The telephone number is 860-628-0351.

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

            In January 2001, the Bank filed applications with the Connecticut Department of Banking for new branch offices in Kensington and Cheshire. Both office locations were approved by the Connecticut Department of Banking in February, 2001 and are expected to open in the second quarter of 2001. The Kensington office will provide a business platform for the Newington, New Britain, and Berlin marketplace and the Cheshire office will help the Bank better service the substantial presence it already has in the Cheshire area.

            The Bank's principal business consists of attracting and accepting deposits from the general public and investing those deposits, together with funds generated by fees and other income, in various types of loans and investments, including commercial loans, residential loans, consumer loans and securities.

            The Bank's business strategy is to operate primarily as an innovative full-service community financial institution, offering a wide range of commercial and consumer services. These services include checking accounts, NOW accounts, regular savings accounts, money market accounts, individual retirement accounts, savings certificates, commercial demand deposit accounts, residential real estate loans, home equity loans and lines of credit, consumer loans, secured and unsecured commercial loans and lines of credit, letters of credit, credit card and debit card services, Internet banking (including bill-paying services), and cash management services. The Bank makes available Savings Bank Life Insurance ("SBLI"). The Bank provides investment brokerage and insurance services through Infinex Financial Group, Inc. and its affiliates. Investment products such as mutual funds, tax exempt securities and individual stocks and bonds are provided through Infinex Investment Group, a broker-dealer. Insurance products such as annuities are provided through Infinex Insurance Group, a licensed insurance agency. Near the end of the second quarter of 2000, the Bank launched a new wholly-owned subsidiary known as SSB Insurance Services, Inc. which earns commissions on auto, homeowner and business insurance product referrals to existing and prospective clients through a joint marketing agreement with an insurance agency.

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

            The main focus of the Bank's lending activities is the origination of commercial and industrial loans, consumer loans and residential mortgage loans. The Bank also makes auto loans and student loans. In recent years, the Bank has concentrated its efforts on increasing the percentage of commercial and consumer loans within its loan portfolio. Commercial loans consist primarily of lines of credit with interest rates tied to the prime rate and fixed rate, fixed term loans. Commercial real estate loans are primarily first mortgage loans with adjustable rates. Consumer loan originations have been primarily fixed rate home equity loans with maximum terms of 15 years or less. The Bank also offers home equity lines of credit that have interest rates tied to the prime lending rate. The Bank offers a wide variety of fixed and variable rate residential mortgage loan products. In the future, the Bank expects to continue to place a greater emphasis on the growth of its commercial loan portfolio.

            The Bank's primary focus with respect to residential mortgage loans continues to be origination for sale into the secondary mortgage market, on a servicing released basis, or referral to third parties. The sale of fixed rate mortgages allows the Bank to generate both a higher volume of fixed rate mortgages without impairing its asset/liability management and provide additional fee income. The Bank continues to supplement its own loan originations by purchasing automobile loans from BCI Financial Corporation ("BCIF"), a majority-owned subsidiary of the Bank that was formed on March 9, 1998 to originate indirect automobile loans for sale to the Bank and other financial institutions. In addition, the Bank continues to purchase the guaranteed portion of Small Business Administration loans.

            The principal sources of funds for the Bank's activities are deposit accounts, amortization and prepayment of loans, borrowings from the FHLB of Boston, reverse repurchase agreements and funds provided from operations. The Bank's principal sources of income are interest on loans and interest and dividends on investment securities. The Bank also has realized income from the sale of loans and investment securities. To a lesser extent, the Bank realizes other noninterest income, including income from service charges on deposit accounts, income from call options premiums written on marketable equity security holdings, brokerage and insurance services, SBLI sales, brokered commissions on referrals of residential mortgage loans, and fee income from the sale and servicing of loans generated by BCIF.

            The Bank conducts its banking operations through four full service offices, one limited purpose branch, one drive-in center, and one mortgage origination office. All of the foregoing offices and branches are located in Southington, except for one branch that is located in Wallingford. As discussed previously, branch offices in Kensington and Cheshire are expected to open in the second quarter of 2001. As of February 28, 2001, the Bank had 108 full-time employees and 42 part-time employees. The Company has no paid employees.

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

            During the past two years, the Bank's officers and employees continually have engaged in marketing activities, including evaluation and development of new services. During 2000, a comprehensive Internet-based cash management system for business customers was introduced by the Bank which was favorably received by its existing customers. In the second quarter of 2000, the Bank introduced SSB Insurance Services, Inc., a wholly-owned subsidiary of the Bank, which offers a variety of insurance products to Connecticut residents. The Bank's initial investment in SSB Insurance Services, Inc. was $10,000. During 1999, the Bank introduced a new debit card and Internet banking (including bill-paying services) to its customers.

            In 1998, the Bank formed a passive investment company, SSB Mortgage Corporation, to take advantage of changes in Connecticut state tax statutes, which served to prospectively reduce the Company's effective tax rate.

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

            Competition for loans comes from other savings banks, commercial banks, savings and loan associations, insurance companies, consumer finance companies, mortgage companies, credit unions and other lending institutions located throughout the United States. Recently completed banking combinations in New England have increased the resources of several major banks and other financial institutions that operate many offices over a wide geographic area, including the Bank's primary market area. Because of their greater capitalization, these other institutions have substantially higher lending limits than the Bank. The Bank competes for loan originations through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

            The Bank's market area is served by a significant number of financial institutions. Eighteen offices (not including the Bank's four offices) of banking institutions are located in Southington and Wallingford alone. Additionally, three banking organizations have publicly announced plans to open a branch office in Southington. At December 31, 2000, there were approximately forty mortgage lenders operating in the towns of Southington, Bristol, Cheshire, Meriden, Plainville and Wallingford.

            In addition, Federal and Connecticut legislation likely will continue to further increase competition for deposits and loans in the Bank's primary market area. Effective June 1, 1997, unless a state prohibited before such date all interstate mergers, Federal law generally permits interstate mergers between banks. States may also have "opted-in" and permitted such mergers prior to June 1, 1997. Finally, Federal law permits banks to branch into other states if a state "opts-in" to this arrangement. In 1997, a Federal law was enacted which provides that an insured state bank that establishes a branch in a host state may conduct any activity at such branch that is permissible under the laws of the home state of such bank, to the extent such activity is permissible either for a bank chartered by the host state or for a branch in the host state of an out-of-state national bank.

            In 1995, Connecticut affirmatively "opted-in" to permit interstate mergers and acquisitions, the establishment of Connecticut chartered banks by foreign bank holding companies and interstate de novo branching, subject to certain reciprocity requirements. As permitted by Federal law, Connecticut law places a minimum permissible age of 5 years on the target bank and a 30% limit on concentration of deposits in both interstate and intrastate acquisitions. This legislation may continue to result in increased competition.

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

            Any Connecticut-chartered bank meeting certain statutory requirements may, with the Connecticut Banking Commissioner's approval, establish and operate branches in any town or towns within the state. Banks may also establish mobile branches with the Banking Commissioner's approval.

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

            Connecticut law presently requires the board of directors of each Connecticut bank to adopt annually and to periodically review an investment policy governing investments by such bank, which policy must establish standards for the making of prudent investments. In addition, Connecticut law permits Connecticut banks to sell fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner.

            Connecticut banks can invest in debt securities without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities, if the securities are rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of such debt securities does not exceed 25% of the bank's total equity capital and reserves for loan and lease losses and 25% of its assets.

            Connecticut banks may invest in equity securities without regard to any other liability to the Connecticut bank of the issuer of such securities, so long as the total amount of equity securities of any one issuer does not exceed 25% of the bank's total equity capital and reserves for loan and lease losses and 25% of its assets.

            Legislation recently enacted in Connecticut (i) permits, subject to certain limitations, Connecticut banks to sell insurance, directly or indirectly; (ii) allows the organization of "community" banks; and (iii) permits out-of-state trust companies to establish and maintain offices in Connecticut with the approval of the Banking Commissioner, provided there is reciprocity in the home state's laws.

            Connecticut legislation proposed in 2001 would incorporate the privacy provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999 with respect to financial institutions under the jurisdiction of the Connecticut Banking Commissioner. The federal privacy provisions prohibit "financial institutions," as defined, from disclosing nonpublic personal information to nonaffiliated third parties unless the customer or consumer is given the opportunity to opt-out of having the information disclosed and does not opt-out. Connecticut privacy laws protect a much narrower range of information than is protected under the federal act. However, the state law is stricter than the federal law in that it is an opt-in provision requiring the customer's consent for disclosure, and it limits disclosure to any person and not just nonaffiliated third parties. The proposed legislation, by incorporating into state law those opt-out privacy provisions of the federal act that are applicable to specified entities subject to the jurisdiction of the Connecticut Banking Commissioner, would give the Commissioner enforcement authority with respect to such federal provisions.

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

            Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in September 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Under this system, for the first six months and the second six months of 2000, insurance premiums for all banks varied between 0.0% and .27% of total deposits, depending upon the capital level and supervisory rating of the institution. The FDIC has stated that it will reevaluate the adequacy of its assessment schedule every six months, and the FDIC may increase or decrease premium levels by up to 5 basis points each six months. The Bank Insurance Fund FDIC insurance premium for the Bank was 0.0% for 2000 and 0.0% for the first six months of 2001.

            The Deposit Insurance Funds Act of 1996 also authorizes the Financing Corporation ("FICO") to levy assessments on Bank Insurance Fund ("BIF") - assessable deposits (the Bank's deposits). Assessments for the period beginning January 1, 2000 equal the same FICO assessment rate for both BIF and Savings Association Insurance Fund ("SAIF") insured deposits. The FICO rate for the Bank is not tied to FDIC risk classification. The FICO BIF annual rate expressed in basis points for each quarter in 2000 commencing with the first quarter was 2.120, 2.080, 2.060 and 2.020, respectively, or an average rate of 2.070 basis points for the year 2000. The FICO BIF annual rate for the first quarter of 2001 is 1.960 basis points and for the second quarter of 2001 is 1.900 basis points.

            Under the FDIC's risk-based capital requirements, each FDIC-insured bank is required to maintain minimum levels of "capital" based on the institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of the allowance for loan and lease losses (subject to certain limitations), unrealized gains on certain equity securities (subject to certain limitations), and certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the FDIC regulations, the greater the risk associated with an asset, the greater the amount of such assets that will be subject to the capital requirements. Effective January 1, 1998, those banks whose trading activities equal 10% or more of total assets or $1 billion or more must incorporate capital charges for certain market risks into the risk-based capital ratio. All FDIC-insured banks are required to maintain their capital at or above certain minimum ratios. At December 31, 2000, the Bank's capital exceeded these minimums. See "Management's Discussion and Analysis-Liquidity and Capital Resources" in the 2000 Annual Report for a more detailed description of these requirements and the Bank's capital position at December 31, 2000.

            In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. Under regulatory definitions, an institution is considered "well capitalized" (the highest rating) if its leverage capital ratio is 5% or higher, its Tier 1 risk-based capital ratio is 6% or higher, its total risk-based capital ratio is 10% or higher and it is not subject to certain regulatory orders. On December 31, 2000, the Bank had a leverage capital ratio of 9.02%, a Tier 1 risk-based capital ratio of 13.99% and a total risk-based capital ratio of 15.25%. At December 31, 2000, the Bank was not subject to any regulatory order.

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

            Effective January 5, 2001, the FDIC adopted a final rule to implement certain provisions of the Gramm-Leach-Bliley Act governing activities and investments of insured state banks. The final rule provides the framework for subsidiaries of state nonmember banks to engage in financial activities - including securities underwriting - that the new law permits national banks to conduct through a financial subsidiary. As in the past, all contemplated activities must be permitted by the institution's chartering authority. Under the final rule, state nonmember banks must self-certify that they meet the requirements to carry out these activities, which will allow them to conduct the new activities immediately. When the bank submits the notice, the bank and all of its depository institution affiliates must have a Community Reinvestment Act compliance rating of no less than satisfactory.

            The FDIC also adopted a final rule on the privacy of consumers' financial information, as required by the Gramm-Leach-Bliley Act. The rule took effect November 13, 2000, but financial institutions have until July 1, 2001, to be in mandatory compliance with the regulation.

            The rule (i) requires a financial institution to provide notice to customers about its privacy policies and practices; (ii) describes under what conditions a financial institution may disclose nonpublic personal information about customers to nonaffiliated third parties; and (iii) provides an "opt-out" method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties.

            Also, in February 2001, the FDIC published final guidelines establishing standards for safeguarding customer information that implement certain provisions of the Gr amm-Leach-Bliley Act. The Guidelines will be effective July 1, 2001.

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

            Federal Reserve System Regulation

            Under the regulations of the Federal Reserve System, depository institutions such as the Bank are required to maintain reserves against their transaction accounts. During 2000 through December 21, 2000, these regulations generally required the maintenance of reserves of 3.0% against net transaction accounts between $5.0 million and $44.3 million and 10.0% of the amount of such accounts in excess of such amount. Effective December 21, 2000, these regulations generally required the maintenance of reserves of 3% against net transaction accounts between $5.5 million and $42.8 million and 10% of the amount of such accounts in excess of such amount. These amounts and percentages are subject to further adjustment by the Federal Reserve Board.

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

            The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 2000, the Company was in full compliance with all applicable capital requirements, and management believes that the Company will maintain such compliance.

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

            The Company expects the Act to continue to increase competition, especially because many financial institutions (especially those larger than the Company and the Bank) may likely take advantage of the Act to offer a range of banking and insurance products and services to their customers. In addition, the Bank expects to incur expenses to implement certain provisions of the Act, and the regulations adopted pursuant to the Act, such as those relating to consumer privacy.

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

            The present bank regulatory climate is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been significant regulatory change in the regulation and operations of savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. Partly as a result of these changes, banks are competing actively with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial service enterprises. The impact of these changes in the regulatory climate ultimately has resulted in downward pressure on the Bank's net interest margin and spread, the magnitude of which is not possible to assess. The Company's net interest margin, on a tax equivalent basis, was 3.72% for 2000 compared to 3.79% for 1999. The interest rate spread, on a tax equivalent basis, was 3.03% in 2000 compared to 3.21% for 1999. A proportionately greater rise in interest rates on sources of funds compared with yields on earning assets caused the decrease in the net interest spread and margin in 2000 compared to 1999. The lesser decrease in the net interest margin was the result of the positive effect of a 10.9% increase in average noninterest-bearing demand deposits during 2000 compared to 1999.

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

            Regional Economy

            In 2000, the State of Connecticut had strong economic growth. The relatively flat U.S. Treasury yield curve and increased competition for both commercial and consumer loans placed downward pressure on net interest margins, which partially offset the increase in loan growth and fee income. Currently, the relatively flat yield curve and heightened competition is expected to place downward pressure on net interest margins. In addition, banking institutions must deal with continued business consolidation in the Connecticut market and continued strict bank regulation.

ITEM 2 - PROPERTIES.

            The following table sets forth the location of the Bank's branch offices and other related information:

Office	Location	Status
Main Office	121 Main St., Southington, CT	Owned
Queen Corner Office	900 Queen St., Southington, CT	Owned
South End Office	921 Meriden-Waterbury Tpke., Southington, CT	Owned
Drive-In Center	30 Berlin Ave., Southington, CT	Owned
Wallingford Office	950 North Colony Road, Wallingford, CT	Leased
Cheshire Office(1)	1289 Highland Avenue, Cheshire, CT	Leased
Kensington Office(1)	67 Chamberlain Highway, Kensington, CT	Leased(2)

(1)  Expected to open in the second quarter of 2001.

(2)  The lease agreement relating to this office is in the process of being finalized.

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

            During the second quarter of 2000, after receiving the necessary regulatory approvals, the Bank purchased a building located at 98 Main Street in Southington that was previously leased. The building contains approximately 6,591 square feet and houses the administrative offices of its human resources, marketing, finance, managed assets, consumer banking, deposit services, residential mortgage origination and information systems departments.

            For all of 2000 the Bank leased approximately 1,200 square feet at 188 North Main Street in Southington for its residential mortgage origination function. In January 2001, after receiving regulatory approval, the Bank relocated its mortgage origination function to 98 Main Street in Southington.

            The Bank leases sufficient space at 55 Meriden Avenue in Southington (Bradley Memorial Hospital) to support a free standing automatic teller machine. The lease had an expiration date of July 31, 2000, with no option to extend the lease. The Bank is currently renting the space on a month-to-month basis.

            The Bank owns an approximately 35,000 square foot lot located at 918 Meriden-Waterbury Turnpike, which is adjacent to the Bank's South End office. The lot is undeveloped.

            The Bank also owns and is holding for future expansion a property located adjacent to its Main Office parking facilities. The property consists of an approximately 14,800 square foot undeveloped lot located at 31 Vermont Avenue. During the third quarter of 2000, the Bank sold its property located at 50 Berlin Avenue which it was previously using as a storage facility for office supplies.

            In January 2001, the Bank filed applications with the Connecticut Department of Banking for new branch offices in Kensington and Cheshire. Both office locations were approved by the Connecticut Department of Banking in February, 2001 and are expected to open in the second quarter of 2001. The Bank entered into a lease dated January 22, 2001 for approximately 1,000 square feet at 1289 Highland Avenue, Cheshire, Connecticut to house its Cheshire branch office. The lease has an expiration date of February 28, 2011, with options to extend the lease for two successive five-year terms. The Bank is in the process of finalizing a lease for approximately 2,000 square feet at 67 Chamberlain Highway, Kensington, Connecticut to house its Kensington branch office.

ITEM 3 - LEGAL PROCEEDINGS.

            Neither the Company nor the Bank is presently a party to any legal proceedings the adverse outcome of which would likely have, in management's belief, a material effect on the Company's or the Bank's financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            During the fourth quarter of 2000, no matter was submitted to a vote of shareholders of the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

            The Company's Common Stock has been issued and outstanding since November 17, 1994, when the Company acquired all of the Bank's outstanding common stock in a one-for-one exchange with the Bank's existing shareholders. As of March 1, 2001, 5,171,544 shares of Common Stock were issued and outstanding and were held by approximately 1,780 shareholders of record.

            The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Market tier of The National Association of Securities Dealers Automated Quotation ("Nasdaq") Stock Market under the symbol "BKCT." Quarterly high and low bid prices for 1999 and 2000 are included in the 2000 Annual Report under the heading "Market Price and Dividends" and are incorporated herein by reference. Such bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

            The Bank has paid consecutive quarterly cash dividends since the quarter ended December 31, 1992. The Company paid its first quarterly dividend during the quarter ended March 31, 1995. No assurances can be given that further dividends will be paid or approved. Dividend history for the Company from January 1, 1999 through December 31, 2000 is included in the 2000 Annual Report under the heading "Market Price and Dividends" and is incorporated herein by reference. The Bank also paid a 20% stock dividend on June 1, 1993, a 6-for-5 stock split effected in the form of a stock dividend on June 19, 1996, and a 2-for-1 stock split effected in the form of a stock dividend on December 1, 1997.

            In April 1999, the Company announced that it planned to repurchase up to 5% (260,000 shares) of its outstanding common shares over the next twelve months. In April 2000, this share buyback program was terminated. Pursuant to that program, the Company purchased 136,338 shares of its outstanding shares of common stock at an average price of $16.03 per share, or 2.6% of its outstanding shares as of April 1999 and 2000.

            In April 2000, the Company's Board of Directors authorized a new share buyback program of up to 5% (262,000 shares) of its outstanding shares of common stock over the next year. As of December 31, 2000, the Company purchased 65,000 shares at an average price of $14.52 per share.

ITEM 6 - SELECTED FINANCIAL DATA.

            The required information is included in the 2000 Annual Report under the heading "Selected Consolidated Financial Data," and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The required information is included in the 2000 Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The required information is included in the 2000 Annual Report under the heading "Management's Discussion and Analysis - Asset/Liability Management and Interest Rate Risk" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The report of the Company's independent accountants and the Company's Consolidated Statements of Condition at December 31, 2000 and 1999, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2000, and the Notes to Consolidated Financial Statements appear in the 2000 Annual Report and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The required information is included in the 2001 Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.

            The required information is included in the 2001 Proxy Statement under the heading "Election of Directors - Executive Compensation" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            As of March 1, 2001, there were no persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company who may be deemed to own beneficially more than 5% of the Common Stock.

            Certain other required information under this item is included in the 2001 Proxy Statement under the heading "Election of Directors - Stock Ownership of Directors and Officers" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The required information is included in the 2001 Proxy Statement under the headings "Election of Directors, Transactions With Management", "Certain Business Relationships", "Indebtedness of Management and Others" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)	The following documents are filed as part of this report.
	(1)	Financial Statements
The following documents filed as part of this report are incorporated herein by reference from the indicated pages of the 2000 Annual Report.
		Financial Statement	Page or Pages
Report of Independent Accountants
Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
		Notes to Consolidated Financial Statements	21 22 23 24 25 26-43

(2)	Financial Statement Schedules

Information required to be included in all schedules to the Company's Consolidated Financial Statements is included in the 2000 Annual Report or is not required under the related instructions or is inapplicable and therefore has been omitted.

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

	4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)
	4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))
	10.1*	Employment and Non-Competition Agreement dated as of February 1, 2000, as amended, by and between the Company, the Bank and Robert D. Morton
	10.2*	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)
	10.3*	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)
	10.4*	Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)
	10.5*	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)
	10.6*	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))
10.7*

Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.8*

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

	13.1	Annual Report to Security Holders
	21	Subsidiaries of Registrant
	23	Consent of PricewaterhouseCoopers LLP
	24	Power of Attorney

________________________

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

(b)	The Company did not file any Report on Form 8-K during the last quarter of 2000.
(c)	The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancorp Connecticut, Inc. (Registrant)

Date: March 23, 2001	By:/s/ Robert D. Morton Robert D. Morton Its President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Robert D. Morton Robert D. Morton	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2001
/s/ Phillip J. Mucha Phillip J. Mucha	Chief Financial Officer and Treasurer/Secretary (Principal Financial Officer and Principal Accounting Officer)	March 23, 2001
Norbert H. Beauchemin* Norbert H. Beauchemin	Director	March 23, 2001
Walter J. Hushak* Walter J. Hushak	Director	March 23, 2001
Michael J. Karabin* Michael J. Karabin	Director	March 23, 2001
David P. Kelley* David P. Kelley	Director	March 23, 2001
Frederick E. Kuhr* Frederick E. Kuhr	Director	March 23, 2001
Joseph J. LaPorte* Joseph J. LaPorte	Director	March 23, 2001
Ralph G. Mann* Ralph G. Mann	Director	March 23, 2001
Andrew J. Meade* Andrew J. Meade	Director	March 23, 2001
Frank R. Miller* Frank R. Miller	Director	March 23, 2001
Anthony S. Pizzitola* Anthony S. Pizzitola	Director	March 23, 2001
Dennis J. Stanek* Dennis J. Stanek	Director	March 23, 2001

*By:/s/ Robert D. Morton Robert D. Morton Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description	Page
3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696) (the "Registration Statement"))
3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement)
3.3

Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)
4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))
10.1*	Employment and Non-Competition Agreement dated as of February 1, 2000, as amended, by and between the Company, the Bank and Robert D. Morton
10.2*	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)
10.3*	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)
10.4*	Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)
10.5*	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30,1996)
10.6*	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))
10.7*

Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.8*

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

13.1	Annual Report to Security Holders
21	Subsidiaries of Registrant
23	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney

__________________________________________________________________
*        Management contract or compensatory plan or arrangement.