Form 10-Q
period 2001-03-31
BANCORP CONNECTICUT INC
filed 2001-05-15
CIK 921746

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 34-0-25158

BANCORP CONNECTICUT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1394443

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

121 Main Street, Southington, Connecticut	06489

(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code	(860) 628-0351

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

Common stock, $1.00 par value -- 5,147,839 shares as of May 10, 2001

BANCORP CONNECTICUT, INC.

FORM 10-Q

PART I.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.
	March 31,	December 31,
(dollars in thousands, except per share data)	2001	2000

	(unaudited)	(Note 1)

Assets
Cash and due from banks	$ 11,637	$ 14,165
Federal funds sold	2,500	9,025

Cash and cash equivalents	14,137	23,190

Securities available-for-sale (at market value)	265,950	270,357
Federal Home Loan Bank stock	7,117	6,817
Loans	315,916	324,535
Less:
Deferred loan fees	(625)	(661)
Allowance for loan losses	(6,071)	(6,019)

Net loans	309,220	317,855

Accrued income receivable	4,144	4,207
Deferred income taxes	4,143	5,470
Premises and equipment, net	3,810	3,827
Foreclosed real estate and repossessed property, net	83	89
Other assets	15,978	2,209

Total assets	$ 624,582 ;	$ 634,021 ;

Liabilities and Shareholders' Equity
Liabilities:
Deposits	$ 383,419 ;	$ 383,698 ;
Funds borrowed	177,116	180,550
Other liabilities	8,282	17,457

Total liabilities	568,817	581,705

Commitments and Contingencies	-	-

Shareholders' equity:
Preferred stock, no par value: authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $1.00 par value: authorized 7,000,000 shares; issued 5,902,580 shares in 2001 and 5,896,292 shares in 2000	5,903	5,896
Additional paid-in capital	18,909	18,872
Retained earnings	43,099	41,699
Accumulated other comprehensive loss	(2,678)	(5,278)
Treasury stock, at cost: 756,836 shares in 2001 and 720,836 shares in 2000	(9,468)	(8,873)

Total shareholders' equity	55,765	52,316

Total liabilities and shareholders' equity	$ 624,582 ;	$ 634,021 ;

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2001	2000

	(unaudited)
Interest income:
Interest on loans, including fees	$ 6,573 ;	$ 6,405 ;

Interest and dividends on investment securities:
Interest income	4,252	3,400
Dividend income	483	468
Interest on trading account	-	6

	4,735	3,874

Interest on federal funds sold	106	76
Other interest and dividends	126	92

Total interest income	11,540	10,447

Interest expense:
Savings deposits	560	587
Time deposits	2,595	1,990
NOW accounts	384	341

	3,539	2,918
Interest on borrowed money	2,817	2,387

Total interest expense	6,356	5,305

Net interest income	5,184	5,142
Provision for loan losses	110	118

Net interest income after provision for loan losses	5,074	5,024

Noninterest income:
Net securities gains	277	158
Net trading account gains (losses)	63	(64)
Service charges on deposit accounts	237	191
Call options premiums	289	167
Gains on sales of loans, originated for sale	145	150
Brokerage servicing fees	172	107
Other	138	122

Total noninterest income	1,321	831

Noninterest expense:
Salaries and employee benefits	1,740	1,684
Furniture and equipment	269	261
Net occupancy	156	159
Data processing	157	135
Advertising	118	115
Other	633	610

Total noninterest expense	3,073	2,964

Income before income taxes	3,322	2,891
Provision for income taxes	991	863

Net income	$ 2,331	$ 2,028

Average common shares outstanding:
Basic	5,171,341	5,225,218
Diluted	5,435,848	5,474,829
Net income per common share:
Basic	$ 0.45	$ 0.39
Diluted	$ 0.43	$ 0.37

Cash dividend per share	$ 0.180	$ 0.155

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BANCORP CONNECTICUT, INC.
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss Unrealized Losses	Treasury Stock	Total Shareholders' Equity

Balance, December 31, 1999	$ 5,831	$ 18,507	$ 36,293	$ (11,611)	$ (7,488)	$ 41,532

Net income	-	-	2,028	-	-	2,028
Decrease in net unrealized loss on securities available-for-sale	-	-	-	110	-	110

Total comprehensive income						2,138

Stock options exercised (46,843 shares)	47	211	-	-	-	258
Cash dividends declared ($0.155 per share)	-	-	(812)	-	-	(812)
Treasury stock purchased (30,000 shares)	-	-	-	-	(441)	(441)
Tax benefits related to common stock options exercised	-	90	-	-	-	90

Balance, March 31, 2000	$ 5,878	$ 18,808	$ 37,509	$ (11,501)	$ (7,929)	$ 42,765

Balance, December 31, 2000	$ 5,896	$ 18,872	$ 41,699	$ (5,278)	$ (8,873)	$ 52,316

Net income	-	-	2,331	-	-	2,331

Decrease in net unrealized loss on securities available-for-sale	-	-	-	2,600	-	2,600

Total comprehensive income						4,931

Stock options exercised (6,288 shares)	7	37	-	-	-	44
Cash dividends declared ($0.18 per share)	-	-	(931)	-	-	(931)
Treasury stock purchased (36,000 shares)	-	-	-	-	(595)	(595)

Balance, March 31, 2001	$ 5,903	$ 18,909	$ 43,099	$ (2,678)	$ (9,468)	$ 55,765

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

	Three Months Ended
	March 31,

(in thousands)	2001	2000

	(unaudited)
Cash flows from operating activities:
Net income	$ 2,331	$ 2,028

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond premiums (accretion of discounts), net	(669)	(797)
Deferred income tax benefit	(12)	(154)
Provision for loan losses	110	118
Gain on sale of foreclosed real estate and repossessed property	(6)	(8)
Gains on sales of loans, originated for sale	(145)	(150)
Proceeds from sales of loans, originated for sale	8,936	7,836
Loans originated for sale	(9,730)	(9,526)
Amortization of deferred loan points	(28)	(36)
Net securities gains	(277)	(158)
Net trading account (gains) losses	(63)	64
Depreciation and amortization	194	201
Decrease in trading account	63	72
Decrease (increase) in accrued income receivable	63	(316)
Decrease in other assets	2	9
Increase in other liabilities	842	2,016

Total adjustments	(720)	(829)

Net cash provided by operating activities	1,611	1,199

Cash flows from investing activities:
Purchases of securities available-for-sale	(88,307)	(31,147)
Proceeds from sales of securities available-for-sale	66,588	15,910
Paydowns on mortgage-backed securities	7,236	1,568
Purchases of Federal Home Loan Bank stock	(300)	(1,650)
Repayments (originations) of loans, net	9,448	(3,360)
Purchases of premises and equipment, net	(175)	(51)
Proceeds from sales of foreclosed real estate and repossessed property, net	41	74

Net cash used for investing activities	(5,469)	(18,656)

Cash flows from financing activities:
Net increase in time deposits	1,361	4,481
Net decrease in other deposits	(1,640)	(4,469)
Net increase (decrease) in Federal funds purchased and repurchase agreements	18,766	(26,779)
Proceeds from other borrowings	19,800	123,500
Repayment of other borrowings	(42,000)	(87,000)
Proceeds from exercise of stock options	44	258
Repurchase of common stock	(595)	(441)
Cash dividends paid	(931)	(812)

Net cash (used for) provided by financing activities	(5,195)	8,738

Net decrease in cash and cash equivalents	(9,053)	(8,719)
Cash and cash equivalents at beginning of period	23,190	20,619

Cash and cash equivalents at end of period	$ 14,137	$ 11,900

Noncash Investing and Financing Activities:
Decrease in net unrealized loss on securities available-for-sale	$ 2,600	$ 110
Transfer of loans to foreclosed real estate/repossessed property	29	129

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.

Note 1 - Basis of Presentation

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Company") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). The Bank operates four branches and a mortgage lending center in Southington, Connecticut, one branch in Wallingford, Connecticut, one branch in Cheshire, Connecticut, and one branch in Kensington, Connecticut. The Cheshire and Kensington branches were just recently opened in April 2001. The Bank has three subsidiaries, BCI Financial Corporation ("BCIF"), SSB Mortgage Corporation ("SSBM") and SSB Insurance Services, Inc. ("SSBI"). BCIF is an indirect auto finance subsidiary located in Southington, Connecticut. SSBM is a passive investment company formed to take advantage of changes in Connecticut state tax statutes. SSBI, which commenced operations during the second quarter of 2000, earns commissions on consumer and business insurance coverage referrals through a joint marketing agreement with an insurance agency. The Bank's primary source of revenue is providing loans to customers who are either small and middle-market businesses or individuals. On May 9, 2001, the Connecticut Department of Banking approved the Bank's application to convert from a capital stock savings bank to a bank and trust company in order to more closely reflect its current commercial bank operations. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed statement of condition as of March 31, 2001, the consolidated condensed statements of income, consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations, changes in shareholders' equity and cash flows for the three month periods ended March 31, 2001 and 2000. Results of operations for the three month period ended March 31, 2001 is not necessarily indicative of results for any other period.

The statement of condition as of December 31, 2000, which has been included for comparative purposes, has been condensed from the audited statements for the year then ended. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the statement of condition at their fair value. Changes in the fair value of derivative instruments are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 had no impact on the Company's results of operations or its financial position because the Company presently does not hold any derivative instruments.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale were as follows:

	March 31, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(in thousands)

United States Government and agency obligations	$ 48,350	$ 60	$ (2,288)	$ 46,122
Municipal bonds	5,708	147	-	5,855
Corporate bonds	39	1	-	40
Federal agency mortgage-backed securities	130,766	1,347	(156)	131,957
Capital trust preferreds	34,274	37	(2,638)	31,673
Money market preferreds	16,700	-	-	16,700
Marketable equity securities	20,050	1,422	(1,880)	19,592
Mutual funds - broker	13,290	-	-	13,290
Mutual funds - other	831	48	(158)	721

	$ 270,008	$ 3,062	$ (7,120)	$ 265,950

	December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(in thousands)

United States Government and agency obligations	$ 66,573	$ 55	$ (6,164)	$ 60,464
Municipal bonds	5,708	110	-	5,818
Corporate bonds	39	-	-	39
Federal agency mortgage-backed securities	125,197	825	(585)	125,437
Capital trust preferreds	35,113	25	(3,535)	31,603
Money market preferreds	24,000	-	-	24,000
Marketable equity securities	20,893	2,635	(1,416)	22,112
Mutual funds	831	53	-	884

	$ 278,354	$ 3,703	$ (11,700)	$ 270,357

Note 3 - Loans

The composition of the loan portfolio was:
	March 31,	December 31,
	2001	2000

	(in thousands)

Commercial	$ 71,436	$ 72,920
Commercial real estate	52,088	53,865
Residential real estate	112,482	116,467
Real estate construction	2,541	2,294
Consumer	77,369	78,989

	315,916	324,535
Less:
Deferred loan fees	(625)	(661)
Allowance for loan losses	(6,071)	(6,019)

Total loans	$ 309,220	$ 317,855

Note 4 - Allowance for Loan and Foreclosed Real Estate Losses

Changes in the allowances were:
	Three Months Ended
	March 31,

	2001	2000

	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$ 6,019	$ 5,681
Provision for loan losses	110	118
Loans charged-off	(77)	(98)
Recoveries	19	86

Balance, end of period	$ 6,071	$ 5,787

Allowance for foreclosed real estate losses:
Balance, beginning of year	$ -	$ 50
Provision for losses	-	-
Write-downs, net	-	-

Balance, end of period	$ -	$ 50

Note 5 - Nonperforming Assets

The balances of nonperforming assets were:

	March 31,	December 31,
	2001	2000

	(dollars in thousands)
Nonaccrual loans:
Commercial	$ 220	$ 198
Commercial real estate	87	-
Residential real estate	298	399
Consumer	13	24

Total nonaccrual loans	618	621
Accruing loans past due 90 days or more	-	-

Total nonperforming loans	618	621
Foreclosed real estate, net	73	73
Repossessed automobiles	10	16

Total nonperforming assets	$ 701	$ 710

Nonperforming loans as a percentage of total loans	0.20%	0.19%

Nonperforming assets as a percentage of total assets	0.11%	0.11%

Restructured loans in compliance with modified terms not included above	$ 473	$ 489

Note 6 - Deposits

Deposits consisted of the following:
	March 31,	December 31,
	2001	2000

	(in thousands)

Noninterest-bearing demand deposits	$ 40,497	$ 45,301
NOW accounts	54,718	51,809
Regular savings	70,567	70,419
Money market savings	27,226	27,119
Certificates of deposit - under $100,000	138,789	143,392
Certificates of deposit - $100,000 and over	51,112	45,399
Club accounts	510	259

Total deposits	$ 383,419	$ 383,698

Note 7 - Funds Borrowed

Funds borrowed consisted of the following:
	March 31,	December 31,
	2001	2000

	(in thousands)

Federal funds purchased	$ 2,500	$ 2,500
Securities sold under repurchase agreements	60,486	41,720
Federal Home Loan Bank advances	114,130	136,330

Total funds borrowed	$ 177,116	$ 180,550

Note 8 - Per Common Share Data

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three months ended March 31, 2001 and 2000 were as follows:
	2001	2000

Basic	5,171,341	5,225,218
Effects of dilutive stock options	264,507	249,611

Diluted	5,435,848	5,474,829

Note 9 - Shareholders' Equity

The following table presents the components and related tax effects allocated to other comprehensive loss for the three month period ended March 31, 2001:
	Before		Net
	Tax	Tax	of Tax
	Amount	Expense	Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 4,216	$ 1,433	$ 2,783

Less: reclassification adjustment for gains realized in net income	277	94	183

Net unrealized gains on securities	$ 3,939	$ 1,339	$ 2,600

The following table presents the components and related tax effects allocated to other comprehensive loss for the three month period ended March 31, 2000:
	Before		Net
	Tax	Tax	of Tax
	Amount	Expense	Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 323	$ 108	$ 215

Less: reclassification adjustment for gains realized in net income	158	53	105

Net unrealized gains on securities	$ 165	$ 55	$ 110

On April 21, 1999, the Company announced that it planned to repurchase up to 5% (260,000) of its outstanding common shares over the next twelve months. On April 20, 2000, this share buyback program was terminated. Pursuant to that program, the Company purchased 136,338 shares of its outstanding shares of common stock, or 2.6% of its outstanding shares as of April 21, 1999 and April 20, 2000.

On April 19, 2000, the Company's Board of Directors voted to authorize a new share buyback program of up to 5% (262,000) of its outstanding shares of common stock over the next year. On April 18, 2001, this share buyback program was terminated. Pursuant to that program, the Company purchased 101,000 shares of its outstanding shares of common stock, or 1.9% of its outstanding shares as of April 19, 2000 and April 18, 2001.

On April 18, 2001, the Company's Board of Directors voted to authorize a new share buyback program of up to 10% (515,000) of its outstanding shares of common stock over the next year. Purchases will be made from time to time in the open market and through private transactions. The timing and amount of these transactions, to be funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased will be held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through May 10, 2001, the Company repurchased 33,150 shares at an average price of $18.73.

Note 10 - Recent Accounting Pronouncements

In September 2000, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This Statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. This Statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management anticipates that SFAS 140 will not have a significant effect on the Company's results of operations or its financial position based on its current operations.

PART I.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS
ENDED MARCH 31, 2001 AND 2000

The following discussion and analysis presents a review of the financial condition and results of operations of Bancorp Connecticut, Inc. (the "Company"). Since Southington Savings Bank (the "Bank") is the sole subsidiary of the Company, the Company's earnings and financial condition are predicated almost entirely on the performance of the Bank. This review should be read in conjunction with the consolidated condensed financial statements and other financial data presented elsewhere herein.

Changes in Financial Condition

Investments - Securities available-for-sale decreased $4,407,000 or 1.6% to $265,950,000 as of March 31, 2001 from $270,357,000 as of December 31, 2000 primarily as a result of higher paydowns on mortgage-backed securities as a result of the current lower interest rate environment. This decrease in securities contributed to the reduced net borrowings of $3,434,000 as of quarter-end. Net unrealized losses (excluding the effective income tax benefits) in the securities portfolio totaled $4,058,000 as of March 31, 2001, a decrease of $3,939,000, compared to unrealized losses of $7,997,000 as of December 31, 2000. This decrease in net unrealized losses of $3,939,000 was primarily a result of the lower interest rate environment as of March 31, 2001 compared to December 31, 2000 with respect to the bond portfolio partially offset by the higher unrealized loss in the marketable equity securities portfolio.

As of March 31, 2001, $16,700,000 of the securities portfolio was comprised of money market preferred stocks. These securities are highly liquid, generally reprice every 49 days and are subject to the tax advantages of the Federal dividends received deduction in 2001 and 2000. In addition, $13,290,000 of the securities portfolio consisted of U.S. Government and agency par value mutual funds which are available for withdrawal on a daily basis.

Loans - Loans decreased $8,619,000 or 2.7% to $315,916,000 as of March 31, 2001 from $324,535,000 as of December 31, 2000 primarily as a result of a reduced residential real estate loan portfolio. Residential real estate loans, which represented 35.6% of the loan portfolio as of quarter-end, decreased by $3,985,000 or 3.4% as the Bank's primary focus with respect to residential real estate loans continues to be origination for sale, on a servicing released basis, or referral to third parties. Commercial loans and commercial real estate loans, which represented 39.1% of the loan portfolio as of March 31, 2001, decreased $3,261,000 or 2.6% mainly due to a slowing economy and sluggish commercial loan activity.

Deposits - Total deposits as of March 31, 2001 in the amount of $383,419,000 remained relatively unchanged compared to the $383,698,000 as of December 31, 2000. The increase in NOW accounts and certificates of deposit of $2,909,000 and $1,110,000, respectively, was offset by a decrease in noninterest-bearing demand deposits of $4,804,000.

Borrowings - Funds borrowed decreased from $180,550,000 as of December 31, 2000 to $177,116,000 as of March 31, 2001. Advances from the Federal Home Loan Bank of Boston (the "FHLB") decreased by $22,200,000 or 16.3% to $114,130,000 as of March 31, 2001 compared to $136,330,000 as of year-end 2000. Securities sold under agreements to repurchase increased $18,766,000 or 45.0% to $60,486,000 as of March 31, 2001 from $41,720,000 as of December 31, 2000. The resultant net decrease of $3,434,000 in borrowings was primarily funded by the Bank's reduced levels of Federal funds sold, loans and securities available-for-sale, net of changes in other assets and other liabilities. As of March 31, 2001, broker/dealer repurchase agreements and retail repurchase agreements totaled $46,500,000 and $13,986,000, respectively.

Changes in Results of Operations

Earnings - For the quarter ended March 31, 2001, the Company reported net income of $2,331,000 or $0.43 per diluted share compared to $2,028,000 or $0.37 per diluted share for the first quarter of 2000, an increase of 16.2% on a per share basis. A significant increase in noninterest sources of revenue partially offset by increased noninterest expense were responsible for these operating results. The annualized return on average assets for the quarter ended March 31, 2001 was 1.49% compared to 1.44% for the same quarter last year while the return on average equity declined to 17.21% from 19.53% the previous year. The decrease in the return on average equity was due to the decrease in net unrealized losses in the securities portfolio compared to the prior year quarter which increased average equity partially offset by the increase in net income as well as the common stock purchases under the Company's share repurchase program which reduced average equity.

Net Interest Income - Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is a significant component of the Company's consolidated condensed statements of income. Net interest income is affected by changes in the volumes of and rates on interest-earning assets and interest-bearing liabilities, the volume of interest-earning assets funded with noninterest-bearing deposits and shareholders' equity, and the level of nonperforming assets.

Average interest earning assets increased by $49,796,000 or 8.9% to $609,512,000 for the three months ended March 31, 2001 from $559,716,000 for the same quarter in 2000 primarily as a result of the continuance of the Bank's leverage strategy.

For the three months ended March 31, 2001, net interest income of $5,383,000, on a tax equivalent basis, remained relatively constant compared to the $5,332,000 for same period in 2000. The effect of a higher level of average interest-earning assets of $49,796,000 for the three months ended March 31, 2001 as compared to the same period in 2000 was mitigated by a lower net interest margin between the two quarterly periods.

The ratio of net interest income, on a tax equivalent basis, to average interest-earning assets (net interest margin) was 3.53% for the quarter ended March 31, 2001 compared to 3.81% for the same period in 2000. The interest rate spread, on a tax equivalent basis, was 2.84% in 2001 compared to 3.18% in 2000. Average yields on interest-earning assets and interest-bearing liabilities have risen between the two quarterly periods as a result of an increasing interest rate environment during the first and second quarters of 2000 and have been only partially impacted by the decreasing interest rate environment during the first quarter of 2001. A proportionately greater rise in interest rates on sources of funds compared with yields on earning assets caused the decrease in the net interest margin in 2001 compared to 2000. This 28 basis point decrease in the net interest margin was impacted less than the 34 basis point decrease in the net interest spread for the same periods as a result of the higher balance in average noninterest-bearing demand deposits of $3,157,000, which was 8.6% higher during 2001 compared to 2000. Average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 2001 and 2000 and a state income tax rate of 0.0% for both periods, due to the formation of a passive investment company in 1999.

Provision for Loan Losses - For the three months ended March 31, 2001, the provision for loan losses was $110,000 compared to $118,000 for the same quarter in 2000, a decrease of $8,000 or 6.8%. Net loan charge-offs totaled $58,000 for the first quarter of 2001 compared to $12,000 for the same period in 2000. The allowance for loan losses was $6,071,000 or 1.92% of outstanding loans as of March 31, 2001 compared to $6,019,000 or 1.85% of outstanding loans as of December 31, 2000 and $5,787,000 or 1.80% of outstanding loans as of March 31, 2000. Nonperforming loans were $618,000 as of March 31, 2001, $621,000 as of December 31, 2000 and $908,000 as of March 31, 2000, representing .20%, .19% and .28%, respectively, of outstanding loans. The increase in the allowance for loan losses from year-end 2000 was driven by the provision for loan losses in excess of net charge-offs for the first quarter of 2001 .

Management regularly monitors and has established a formal process for determining the adequacy of the allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including unused lines of credit and impaired loans), and specific loan types. The policy of the Bank is to review all commercial loans and delinquent consumer loans quarterly. Up to a total of nine risk rating classifications are used to describe the credit risk associated with commercial and consumer loans. Of these classifications, the problem loan categories are: "substandard," "doubtful" and "loss." Loans designated loss are charged-off quarterly. A risk factor is assigned by loan type to loans within each classification in determining the respective allowance. For loans that are analyzed individually, third-party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (1-4 family), management's analysis consists of reviewing delinquency trends, historical charge-off experience, prevailing economic conditions, size and current composition of the loan portfolio, collateral value trends and other relevant factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. In addition to the assessment performed by management, the Bank's loan portfolio is subjected to an external credit review function and is examined by its regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses. The unallocated portion of the allowance for loan losses was $1,315,000 as of March 31, 2001 compared to $1,243,000 as of December 31, 2000. The increase in the unallocated portion of the allowance for loan losses is a result of a change in the mix of the loan portfolio from residential to commercial and the potential for an economic slowdown.

Noninterest Income - Total noninterest income increased $490,000 or 59.0% to $1,321,000 in the first quarter of 2001 as compared to $831,000 for the same period in 2000. Core noninterest income, as shown in the following table, increased by $244,000 or 33.1% to $981,000 in the first quarter of 2001 from $737,000 in 2000. The following table presents a comparison of the components of noninterest income.
	Three Months Ended		Increase
	March 31,		(Decrease)

	2001	2000	Amount	Percent

(dollars in thousands)

Service charges on deposit accounts	$ 237	$ 191	$ 46	24.1%
Call options premiums	289	167	122	73.1%
Brokerage servicing fees	172	107	65	60.7%
Gains on sales of loans, originated for sale	145	150	(5)	-3.3%
Other	138	122	16	13.1%

Core noninterest income	981	737	244	33.1%
Net securities gains	277	158	119	75.3%
Net trading account gains (losses)	63	(64)	127	198.4%

Total noninterest income	$ 1,321	$ 831	$ 490	59.0%

The rise in service charges on deposit accounts is primarily the result of a $16,000 volume increase in fees generated from the Bank's SSB ATM/Debit card product for its retail customers and $14,000 in ATM usage fees. Call options premiums rose by $122,000 as a result of increased activity. Brokerage servicing fees increased $65,000 due to higher sales volume. The gains on sales of loans, originated for sale, decreased $5,000 which was comprised of $61,000 in reduced income from loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company, partially offset by $56,000 of increased revenue from sales of residential real estate loans. The increase in other income reflects increased insurance fee income of $13,000 and higher BCIF servicing fees of $12,000.

Noninterest Expense - Operating expenses increased $109,000 or 3.7% to $3,073,000 in the first quarter of 2001 from $2,964,000 for the same period in 2000. The Company's efficiency ratio of 49.39% improved during the first quarter of 2001 from the 50.89% for the same period in 2000.

Salaries and employee benefits were $56,000 or 3.3% higher in 2001 compared to 2000. This increase primarily reflects scheduled employee annual salary increases.

Data processing expense increased $22,000 or 16.3% to $157,000 in 2001 compared to $135,000 in 2000. This increase was mainly the result of higher proof of deposit processing charges related to the Bank's third party processor which were caused primarily by greater volume.

Provision for Income Taxes - The provision for income taxes for the three months ended March 31, 2001 and 2000 was $991,000 and $863,000, respectively, representing effective tax rates of 29.8% and 29.9%, respectively. The effective income tax rates are below statutory rates primarily as a result of the dividends received deduction and the establishment of the passive investment company.

Liquidity - The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of a banking institution's sources and uses of funds. The Bank's Asset Liability Committee is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of March 31, 2001, that liquidity as measured by the Company is well in excess of its minimum guidelines.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from the Federal Home Loan Bank of Boston (the "FHLB") and securities sold under repurchase agreements. Such sources are supplemented by Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 2001 or 2000, and none were outstanding as of March 31, 2001.

The Bank is a member of the FHLB, which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of March 31, 2001, qualified collateral totaled $169,604,000. The Bank's actual borrowings on that date were $114,130,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the three months ended March 31, 2001 and 2000 and is summarized below.

During the current period, cash and cash equivalents decreased by $9,053,000, as net cash used for investing and financing activities of $10,664,000 exceeded the net cash provided by operating activities of $1,611,000.

Net cash used for investing activities, which primarily reflects the net redeployment of funds into the loan and securities portfolios, was $5,469,000 for the three months ended March 31, 2001. During this period, the Company experienced a net increased investment in securities in the amount of $14,483,000, which was funded primarily by net repayments of loans totaling $9,448,000.

The net cash used for financing activities of $5,195,000 for the three months ended March 31, 2001 primarily reflected a net decrease in funds borrowed from the FHLB of $22,200,000 partially offset by an increase in Federal funds purchased and repurchase agreements of $18,766,000.

Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities, which focuses on maintaining stability in the interest rate spread, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in interest rate spreads and to minimize risk due to changes in interest rates. An asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Management establishes overall policy and interest rate risk tolerance levels which are administered by the Bank's Asset Liability Committee on a monthly basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):
				To Be Well Capitalized
				Under Prompt Corrective
	Actual			Action Provisions

	Amount	Ratio		Amount		Ratio

As of March 31, 2001:
Total Capital (to Risk Weighted Assets)	$ 58,866	15.08%	>/=	$ 39,027	>/=	10.0%
Tier I Capital (to Risk Weighted Assets)	53,973	13.83	>/=	23,416	>/=	6.0
Tier I Capital (to Average Assets)	53,973	8.70	>/=	31,025	>/=	5.0

On January 17, 2001, the Board of Directors of the Company declared a cash dividend of $0.18 per common share which was paid on February 15, 2001 to shareholders of record on February 1, 2001. Subsequent to March 31, 2001, the Board of Directors of the Company declared a cash dividend of $0.19 per common share payable on May 15, 2001 to shareholders of record on May 1, 2001. The Company's improvement in earnings for the first quarter of 2001 led to the 5.6% increase in its dividend to shareholders.

On April 21, 1999, the Company announced that it planned to repurchase up to 5% (260,000) of its outstanding common shares over the next twelve months. On April 20, 2000, this share buyback program was terminated. Pursuant to that program, the Company purchased 136,338 shares of its outstanding shares of common stock, or 2.6% of its outstanding shares as of April 21, 1999 and April 20, 2000.

On April 19, 2000, the Company's Board of Directors voted to authorize a new share buyback program of up to 5% (262,000) of its outstanding shares of common stock over the next year. On April 18, 2001, this share buyback program was terminated. Pursuant to that program, the Company purchased 101,000 shares of its outstanding shares of common stock, or 1.9% of its outstanding shares as of April 19, 2000 and April 18, 2001.

On April 18, 2001, the Company's Board of Directors voted to authorize a new share buyback program of up to 10% (515,000) of its outstanding shares of common stock over the next year. Purchases will be made from time to time in the open market and through private transactions. The timing and amount of these transactions, to be funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased will be held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through May 10, 2001, the Company repurchased 33,150 shares at an average price of $18.73.

Average Statements of Condition, Net Interest Income and Interest Rates (a)

	Three Months Ended March 31,

	2001			2000

	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate(c)	Balance	Interest	Rate(c)

Assets
Interest-earning assets:
Loans(b)	$ 317,142	$ 6,573	8.29%	$ 315,356	$ 6,405	8.12%
Taxable investment securities(c)	271,878	4,824	7.10%	227,584	3,949	6.94%
Municipal bonds - tax exempt(c)	5,608	110	7.85%	5,554	109	7.85%
Federal funds sold	7,500	106	5.65%	5,403	76	5.63%
Other interest-earning assets	7,384	126	6.83%	5,819	98	6.74%

Total interest-earning assets	609,512	11,739	7.70%	559,716	10,637	7.60%

Noninterest-earning assets	14,431			4,859

Total Assets	$ 623,943			$ 564,575

Liabilities and Equity
Interest-bearing liabilities:
NOW and savings deposits	$ 148,190	944	2.55%	$ 147,630	928	2.51%
Time deposits	186,325	2,595	5.57%	159,249	1,990	5.00%
Federal funds purchased and repurchase agreements	60,366	838	5.55%	68,813	922	5.36%
Other borrowings	128,154	1,979	6.18%	104,555	1,465	5.60%

Total interest-bearing liabilities	523,035	6,356	4.86%	480,247	5,305	4.42%

Noninterest-bearing liabilities:
Demand deposits	39,962			36,805
Other	6,778			5,979
Shareholders' equity	54,168			41,544

Total Liabilities and Shareholders' Equity	$ 623,943			$ 564,575

Net interest income on a tax equivalent basis(c)		5,383			5,332
Tax equivalent adjustment		(199)			(190)

Net interest income		$ 5,184			$ 5,142

Net interest spread (tax equivalent basis)			2.84%			3.18%

Net interest margin (tax equivalent basis)			3.53%			3.81%

(a)	Computed on an annualized basis.
(b)	Average balances for loans include nonaccrual and renegotiated balances.
(c)	Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% and a state income tax rate of 0% in 2001 and 2000, respectively.

Rate/Volume Analysis

	Three Months Ended March 31, 2001
	Compared to 2000

	Increase (Decrease)
	Due to

(in thousands)	Volume	Rate	Net(1)

Interest earned on:
Loans	$ 36	$ 132	$ 168
Taxable investment securities	784	91	875
Municipal bonds - tax exempt	1	-	1
Federal funds sold	30	-	30
Other interest-earning assets	27	1	28

Total interest income	878	224	1,102

Interest paid on:
NOW and savings deposits	4	12	16
Time deposits	361	244	605
Federal funds purchased and repurchase agreements	(116)	32	(84)
Other borrowings	354	160	514

Total interest expense	603	448	1,051

Change in net interest income	$ 275	$ (224)	$ 51

(1) The change in interest due to both tax equivalent rate and volume has been allocated to changes due to volume and changes due to tax equivalent rate in proportion to the relationship of the absolute dollar amounts of the change in each.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company and the Bank to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the general risks associated with the delivery of financial products and services, fluctuating investment returns, rapid technological changes, competition, as well as other risks that are described from time to time in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligations to update these forward-looking statements.

PART I.

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

The Bank manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of March 31, 2001 and December 31, 2000 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is within the Bank's established 10% of net interest income tolerance limit.

The Company's market risk also includes equity price risk. The Company's marketable equity securities portfolio had gross unrealized net losses of $458,000 as of March 31, 2001 which is included, net of taxes, in accumulated other comprehensive loss, a separate component of the Company's shareholders' equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's shareholders' equity would decrease.

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

10.1

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

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

10.7

Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.8

Employment and Non-Competition Agreement dated as of February 1, 2000 by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

(b)	Reports on Form 8-K

The registrant did not file any Report on Form 8-K during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Connecticut, Inc.
(Registrant)

Date: May 10, 2001	/s/ Robert D. Morton
Robert D. Morton President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2001	/s/ Phillip J. Mucha
Phillip J. Mucha Chief Financial Officer and Treasurer/Secretary (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696 the "Registration Statement"))

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3	Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

10.1

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

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

10.7

Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998) (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.8

Employment and Non-Competition Agreement dated as of February 1, 2000 by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)