Form 10-Q
period 2001-06-30
BANCORP CONNECTICUT INC
filed 2001-08-14
CIK 921746

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(860) 628-0351

Registrant's Telephone Number, Including Area Code

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

Common stock, $1.00 par value - 5,110,415 shares as of August 10, 2001

BANCORP CONNECTICUT, INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

(dollars in thousands, except per share data)	June 30, 2001	December 31, 2000

	(unaudited)	(Note 1)

Assets
Cash and due from banks	$ 18,955	$ 14,165
Federal funds sold	1,475	9,025

Cash and cash equivalents	20,430	23,190

Securities available-for-sale (at market value)	264,896	270,357
Trading account securities	171	-
Federal Home Loan Bank stock	4,382	6,817
Loans	312,799	324,535
Less:
Deferred loan fees	(574)	(661)
Allowance for loan losses	(6,052)	(6,019)

Net loans	306,173	317,855

Deferred income taxes	4,108	5,470
Accrued income receivable	4,006	4,207
Premises and equipment, net	3,865	3,827
Foreclosed real estate and repossessed property, net	17	89
Other assets	2,308	2,209

Total assets	$ 610,356	$ 634,021

Liabilities and Shareholders' Equity
Liabilities:
Deposits	$ 393,055	$ 383,698
Funds borrowed	153,787	180,550
Other liabilities	7,775	17,457

Total liabilities	554,617	581,705

Commitments and Contingencies	-	-

Shareholders' equity:

Preferred stock, no par value: authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $1.00 par value: authorized 7,000,000 shares; issued 5,956,633 shares in 2001 and 5,896,292 shares in 2000	5,957	5,896
Additional paid-in capital	19,520	18,872
Retained earnings	44,324	41,699
Accumulated other comprehensive loss	(2,736)	(5,278)

Treasury stock, at cost: 856,006 shares in 2001 and 720,836 shares in 2000	(11,326)	(8,873)

Total shareholders' equity	55,739	52,316

Total liabilities and shareholders' equity	$ 610,356	$ 634,021

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

	Three Months Ended June 30,

(dollars in thousands, except per share data)	2001	2000

	(unaudited)

Interest income:
Interest on loans, including fees	$ 6,300	$ 6,573

Interest and dividends on investment securities:
Interest income	4,089	3,709
Dividend income	407	509
Interest on trading account	2	-

	4,498	4,218

Interest on federal funds sold	9	57
Other interest and dividends	89	108

Total interest income	10,896	10,956

Interest expense:
Savings deposits	545	596
Time deposits	2,415	2,108
NOW accounts	384	352

	3,344	3,056
Interest on borrowed money	2,237	2,692

Total interest expense	5,581	5,748

Net interest income	5,315	5,208
Provision for loan losses	-	118

Net interest income after provision for loan losses	5,315	5,090

Noninterest income:
Net securities gains	98	119
Net trading account gains	31	20
Service charges on deposit accounts	274	201
Gains on sales of loans, originated for sale	189	146
Call options premiums	148	155
Brokerage servicing fees	127	135
Other	195	151

Total noninterest income	1,062	927

Noninterest expense:
Salaries and employee benefits	1,789	1,658
Furniture and equipment	300	268
Net occupancy	154	144
Data processing	174	145
Advertising	130	115
Other	618	555

Total noninterest expense	3,165	2,885

Income before income taxes	3,212	3,132
Provision for income taxes	1,007	933

Net income	$ 2,205	$ 2,199

Average common shares outstanding:
Basic	5,129,690	5,211,544
Diluted	5,426,728	5,443,674
Net income per common share:
Basic	$ 0.43	$ 0.42
Diluted	$ 0.41	$ 0.40

Cash dividend per share	$ 0.19	$ 0.17

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

	Six Months Ended June 30,

(dollars in thousands, except per share data)	2001	2000

	(unaudited)

Interest income:
Interest on loans, including fees	$ 12,873	$ 12,978

Interest and dividends on investment securities:
Interest income	8,341	7,109
Dividend income	890	977
Interest on trading account	2	6

	9,233	8,092

Interest on federal funds sold	115	133
Other interest and dividends	215	200

Total interest income	22,436	21,403

Interest expense:
Savings deposits	1,105	1,182
Time deposits	5,010	4,099
NOW accounts	768	693

	6,883	5,974
Interest on borrowed money	5,054	5,079

Total interest expense	11,937	11,053

Net interest income	10,499	10,350
Provision for loan losses	110	236

Net interest income after provision for loan losses	10,389	10,114

Noninterest income:
Net securities gains	375	277
Net trading account gains (losses)	94	(44)
Service charges on deposit accounts	511	391
Call options premiums	437	322
Gains on sales of loans, originated for sale	334	296
Brokerage servicing fees	299	242
Other	333	274

Total noninterest income	2,383	1,758

Noninterest expense:
Salaries and employee benefits	3,529	3,342
Furniture and equipment	569	529
Net occupancy	310	303
Data processing	331	280
Advertising	248	230
Other	1,251	1,165

Total noninterest expense	6,238	5,849

Income before income taxes	6,534	6,023
Provision for income taxes	1,998	1,796

Net income	$ 4,536	$ 4,227

Average common shares outstanding:
Basic	5,150,401	5,218,381
Diluted	5,432,165	5,459,252
Net income per common share:
Basic	$ 0.88	$ 0.81
Diluted	$ 0.84	$ 0.77

Cash dividend per share	$ 0.370	$ 0.325

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BANCORP CONNECTICUT, INC.
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss Unrealized Gains(Losses)	Treasury Stock	Total Shareholders' Equity

Balance, December 31, 1999	$ 5,831	$ 18,507	$ 36,293	$ (11,611)	$ (7,488)	$ 41,532

Net income	-	-	4,227	-	-	4,227

Increase in net unrealized loss on securities available-for-sale	-	-	-	(2,051)	-	(2,051)

Total comprehensive loss						2,176

Stock options exercised (64,163 shares)	64	257	-	-	-	321
Cash dividends declared ($0.325 per share)	-	-	(1,699)	-	-	(1,699)
Treasury stock purchased (90,000 shares)	-	-	-	-	(1,319)	(1,319)

Tax benefits related to common stock options exercised	-	95	-	-	-	95

Balance, June 30, 2000	$ 5,895	$ 18,859	$ 38,821	$ (13,662)	$ (8,807)	$ 41,106

Balance, December 31, 2000	$ 5,896	$ 18,872	$ 41,699	$ (5,278)	$ (8,873)	$ 52,316

Net income	-	-	4,536	-	-	4,536

Decrease in net unrealized loss on securities available-for-sale	-	-	-	2,542	-	2,542

Total comprehensive income						7,078

Stock options exercised (60,341 shares)	61	478	-	-	-	539
Cash dividends declared ($0.370 per share)	-	-	(1,911)	-	-	(1,911)
Treasury stock purchased (135,170 shares)	-	-	-	-	(2,453)	(2,453)

Tax benefits related to common stock options exercised	-	170	-	-	-	170

Balance, June 30, 2001	$ 5,957	$ 19,520	$ 44,324	$ (2,736)	$ (11,326)	$ 55,739

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

	Six Months Ended June 30,

(in thousands)	2001	2000

	(unaudited)
Cash flows from operating activities:
Net income	$ 4,536	$ 4,227

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond premiums (accretion of discounts), net	(1,167)	(1,735)
Deferred income tax provision (benefit)	53	(31)
Provision for loan losses	110	236
Provision (credit) for foreclosed real estate losses	-	(45)
Gain on sale of foreclosed real estate and repossessed property	(19)	(52)
Gains on sales of loans, originated for sale	(334)	(296)
Proceeds from sales of loans, originated for sale	20,374	15,685
Loans originated for sale	(20,915)	(15,698)
Amortization of deferred loan points	(55)	(53)
Net securities gains	(375)	(277)
Net trading account (gains) losses	(94)	44
Depreciation and amortization	405	403
(Increase) decrease in trading account	(77)	97
Decrease (increase) in accrued income receivable	201	(372)
Increase (decrease) in other assets	(63)	102
(Decrease) increase in other liabilities	(302)	932

Total adjustments	(2,258)	(1,060)

Net cash provided by operating activities	2,278	3,167

Cash flows from investing activities:
Purchases of securities available-for-sale	(138,074)	(53,126)
Proceeds from sales of securities available-for-sale	119,976	35,205
Paydowns on mortgage-backed securities	19,742	3,830
Redemptions (purchases) of Federal Home Loan Bank stock, net	2,435	(1,200)
Repayment (originations) of loans, net	12,408	(7,519)
Purchases of premises and equipment, net	(440)	(633)
Proceeds from sales of foreclosed real estate and repossessed property, net	146	363

Net cash provided by (used for) investing activities	16,193	(23,080)

Cash flows from financing activities:
Net (decrease) increase in time deposits	(10,987)	33,979
Net increase in other deposits	20,344	4,238

Net increase (decrease) in Federal funds purchased and repurchase agreements	22,767	(18,620)
Proceeds from other borrowings	33,800	263,000
Repayment of other borrowings	(83,330)	(250,000)
Proceeds from exercise of stock options	539	321
Repurchase of common stock	(2,453)	(1,319)
Cash dividends paid	(1,911)	(1,699)

Net cash (used for) provided by financing activities	(21,231)	29,900

Net (decrease) increase in cash and cash equivalents	(2,760)	9,987
Cash and cash equivalents at beginning of period	23,190	20,619

Cash and cash equivalents at end of period	$ 20,430	$ 30,606

Noncash Investing and Financing Activities:
Decrease (increase) in net unrealized loss on securities available-for-sale	$ 2,542	$ (2,051)
Transfer of loans to foreclosed real estate/repossessed property	55	129

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.

Note 1 - Basis of Presentation

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Company") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). The Bank operates four branches and a mortgage lending center in Southington, Connecticut, one branch in Wallingford, Connecticut, one branch in Cheshire, Connecticut, and one branch in Kensington, Connecticut. The Cheshire and Kensington branches were opened in April 2001. The Bank has three subsidiaries, BCI Financial Corporation ("BCIF"), SSB Mortgage Corporation ("SSBM") and SSB Insurance Services, Inc. ("SSBI"). BCIF is an indirect auto finance subsidiary located in Southington, Connecticut. SSBM is a passive investment company formed to take advantage of changes in Connecticut state tax statutes. SSBI, which commenced operations during the second quarter of 2000, earns commissions on consumer and business insurance coverage referrals through a joint marketing agreement with an insurance agency. The Bank's primary source of revenue is providing loans to customers who are either small and middle-market businesses or individuals. In July 2001, the Bank effected the change of its charter from a savings bank to a commercial bank, as approved by the Connecticut Banking Commissioner on May 9, 2001. This change was made in order to more closely reflect how the Bank presently conducts its banking operations. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed statement of condition as of June 30, 2001, the consolidated condensed statements of income for the three and six month periods ended June 30, 2001 and 2000, and the consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the changes in shareholders' equity and cash flows for the six month periods ended June 30, 2001 and 2000. Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results for any other period.

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

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the statement of condition at their fair value. Changes in the fair value of derivative instruments are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and further, on the type of hedge transaction. The adoption of SFAS 133 had no impact on the Company's results of operations or its financial position because the Company presently does not hold any derivative instruments.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale were as follows:

	June 30, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)

United States Government and agency obligations	$ 38,623	$ 60	$ (1,927)	$ 36,756
Municipal bonds	7,535	127	-	7,662
Corporate bonds	5,871	1	-	5,872
Federal agency mortgage-backed securities	139,815	784	(687)	139,912
Capital trust preferreds	32,634	172	(2,080)	30,726
Money market preferreds	19,701	-	-	19,701
Marketable equity securities	19,135	756	(1,253)	18,638
Mutual funds - broker	4,977	-	-	4,977
Mutual funds - other	751	58	(157)	652

	$ 269,042	$ 1,958	$ (6,104)	$ 264,896

	December 31, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)

United States Government and agency obligations	$ 66,573	$ 55	$ (6,164)	$ 60,464
Municipal bonds	5,708	110	-	5,818
Corporate bonds	39	-	-	39
Federal agency mortgage-backed securities	125,197	825	(585)	125,437
Capital trust preferreds	35,113	25	(3,535)	31,603
Money market preferreds	24,000	-	-	24,000
Marketable equity securities	20,893	2,635	(1,416)	22,112
Mutual funds	831	53	-	884

	$ 278,354	$ 3,703	$ (11,700)	$ 270,357

Note 3 - Loans

The composition of the loan portfolio was:

	June 30, 2001	December 31, 2000

	(in thousands)

Commercial	$ 73,872	$ 72,920
Commercial real estate	52,407	53,865
Residential real estate	106,772	116,467
Real estate construction	1,676	2,294
Consumer	78,072	78,989

	312,799	324,535
Less:
Deferred loan fees	(574)	(661)
Allowance for loan losses	(6,052)	(6,019)

Total loans	$ 306,173	$ 317,855

Note 4 - Allowance for Loan and Foreclosed Real Estate Losses

Changes in the allowances were:

	Six Months Ended June 30,

	2001	2000

	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$ 6,019	$ 5,681
Provision for loan losses	110	236
Loans charged-off	(178)	(191)
Recoveries	101	102

Balance, end of period	$ 6,052	$ 5,828

Allowance for foreclosed real estate losses:
Balance, beginning of year	$ -	$ 50
Provision (credit) for losses	-	(45)
Write-downs, net	-	-

Balance, end of period	$ -	$ 5

Note 5 - Nonperforming Assets

The balances of nonperforming assets were:

	June 30, 2001	December 31, 2000

	(dollars in thousands)
Nonaccrual loans:
Commercial	$ 62	$ 198
Commercial real estate	63	-
Residential real estate	197	399
Consumer	11	24

Total nonaccrual loans	333	621
Accruing loans past due 90 days or more	-	-

Total nonperforming loans	333	621
Foreclosed real estate, net	-	73
Repossessed automobiles	17	16

Total nonperforming assets	$ 350	$ 710

Nonperforming loans as a percentage of total loans	0.11%	0.19%

Nonperforming assets as a percentage of total assets	0.06%	0.11%

Restructured loans in compliance with modified terms not included above	$ 469	$ 489

Note 6 - Deposits

Deposits consisted of the following:

	June 30, 2001	December 31, 2000

	(in thousands)

Noninterest-bearing demand deposits	$ 48,705	$ 45,301
NOW accounts	60,970	51,809
Regular savings	74,068	70,419
Money market savings	31,249	27,119
Certificates of deposit - under $100,000	135,587	143,392
Certificates of deposit - $100,000 and over	41,901	45,399
Club accounts	575	259

Total deposits	$ 393,055	$ 383,698

Note 7 - Funds Borrowed

Funds borrowed consisted of the following:

	June 30, 2001	December 31, 2000

	(in thousands)

Federal funds purchased	$ 750	$ 2,500
Securities sold under repurchase agreements	66,237	41,720
Federal Home Loan Bank advances	86,800	136,330

Total funds borrowed	$ 153,787	$ 180,550

Note 8 - Per Common Share Data

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three and six month periods ended June 30, 2001 and 2000 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Basic	5,129,690	5,211,544	5,150,401	5,218,381
Effect of dilutive stock options	297,038	232,130	281,764	240,871

Diluted	5,426,728	5,443,674	5,432,165	5,459,252

Note 9 - Shareholders' Equity

The following table presents the components and related tax effects allocated to other comprehensive loss for the six month period ended June 30, 2001:

	Before Tax Amount	Tax Expense	Net of Tax Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 4,226	$ 1,437	$ 2,789
Less: reclassification adjustment for gains realized in net income	375	128	247

Net unrealized gains on securities	$ 3,851	$ 1,309	$ 2,542

The following table presents the components and related tax effects allocated to other comprehensive loss for the six month period ended June 30, 2000:

	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount

(in thousands)

Net unrealized losses on securities arising during the period	$ (2,831)	$ (963)	$ (1,868)
Less: reclassification adjustment for gains realized in net income	277	94	183

Net unrealized losses on securities	$ (3,108)	$ (1,057)	$ (2,051)

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

On April 18, 2001, the Company's Board of Directors voted to authorize a new share buyback program of up to 10% (515,000) of its outstanding shares of common stock over the next year. Purchases will be made from time to time in the open market and through negotiated private transactions. The timing and amount of these transactions, to be funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased will be held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through August 10, 2001, the Company repurchased 99,170 shares at an average price of $18.73.

Note 10 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. The Company will be required to test for impairment any goodwill and intangible assets subsequent to their initial recognition in accordance with the provisions of SFAS 142. Management anticipates that the impact of the adoption of SFAS 141 and 142 will not have a significant effect on the Company's results of operations or its financial position because the Company presently does not have any goodwill or intangible assets related to business combinations on its statement of condition nor does it have any pending acquisitions.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2001 AND 2000

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

Changes in Financial Condition

Investments - Securities available-for-sale decreased $5,461,000 or 2.0% to $264,896,000 as of June 30, 2001 from $270,357,000 as of December 31, 2000 primarily as a result of higher paydowns on mortgage-backed securities as a result of the current lower interest rate environment. This decrease in securities in combination with a lower loan portfolio and an increased deposit base contributed to the reduced net borrowings of $26,763,000 as of quarter-end. Net unrealized losses (excluding the effective income tax benefits) in the securities portfolio totaled $4,146,000 as of June 30, 2001, a decrease of $3,851,000, compared to unrealized losses of $7,997,000 as of December 31, 2000. This decrease in net unrealized losses of $3,851,000 was primarily a result of the lower interest rate environment as of June 30, 2001 compared to December 31, 2000 with respect to the bond portfolio partially offset by the higher unrealized loss in the marketable equity securities portfolio.

As of June 30, 2001, $19,701,000 of the securities portfolio was comprised of money market preferred stocks. These securities are highly liquid, generally reprice every 49 days and are subject to the tax advantages of the Federal dividends received deduction in 2001 and 2000. In addition, $4,977,000 of the securities portfolio consisted of U.S. Government and agency par value mutual funds which are available for withdrawal on a daily basis.

Loans - Loans decreased $11,736,000 or 3.6% to $312,799,000 as of June 30, 2001 from $324,535,000 as of December 31, 2000 primarily as a result of a reduced residential real estate loan portfolio. Residential real estate loans, which represented 34.1% of the loan portfolio as of quarter-end, decreased by $9,695,000 or 8.3% as the result of higher loan refinancings and prepayments in light of the current low interest rate environment. During the six month period ended June 30, 2001, the Bank's primary focus with respect to residential real estate loans was origination for sale, on a servicing released basis, or referral to third parties. Commercial loans and commercial real estate loans, which represented 40.4% of the loan portfolio as of June 30, 2001, remained relatively constant, as compared to December 31, 2000, reflecting a decrease of $506,000 or 0.4%.

Deposits - Total deposits increased $9,357,000 or 2.4% to $393,055,000 as of June 30, 2001 from $383,698,000 as of December 31, 2000. All core deposit categories rose and reflected a total increase of $20,344,000 or 10.5%, mainly due to higher NOW and money market savings account balances of $13,291,000. This core deposit increase was partially offset by a reduction in time deposits of $10,987,000.

Borrowings - Funds borrowed decreased from $180,550,000 as of December 31, 2000 to $153,787,000 as of June 30, 2001. Advances from the Federal Home Loan Bank of Boston (the "FHLB") decreased by $49,530,000 or 36.3% to $86,800,000 as of June 30, 2001 compared to $136,330,000 as of year-end 2000. Securities sold under agreements to repurchase increased $24,517,000 or 58.8% to $66,237,000 as of June 30, 2001 from $41,720,000 as of December 31, 2000. Federal funds purchased decreased $1,750,000 to $750,000 as of June 30, 2001. The resultant net decrease of $26,763,000 or 14.8% in borrowings was primarily funded by the Bank's reduced levels of Federal funds sold, loans and securities available-for-sale and increases in deposits, net of changes in other assets and other liabilities. As of June 30, 2001, broker/dealer repurchase agreements and retail repurchase agreements totaled $55,100,000 and $11,137,000, respectively.

Changes in Results of Operations

Earnings - Net income for the quarter ended June 30, 2001 was $2,205,000 or $0.41 per diluted share compared to $2,199,000 or $0.40 per diluted share for the second quarter of 2000, an increase of 2.5% on a per share basis. Modest growth in net interest income, improved asset quality and strong growth in noninterest income (exclusive of securities transactions) were somewhat offset by an increase in noninterest expense due to two branch openings and a higher rate for income taxes during the second quarter. The annualized return on average assets for the quarter ended June 30, 2001 was 1.45% compared to 1.52% for the same quarter last year primarily as a result of the decrease in the net interest margin as discussed below. The return on average equity was 15.82% compared to 20.61% the previous year. The decrease in the return on average equity was due to the decrease in net unrealized losses in the securities portfolio and the increase in retained earnings compared to the prior year quarter, which increased average equity, partially offset by the common stock purchases under the Company's share repurchase program, which reduced average equity.

Net income for the six months ended June 30, 2001 was $4,536,000 or $0.84 per diluted share compared to $4,227,000 or $0.77 per diluted share for the same period in 2000, an increase of 9.1% on a per share basis. A modest increase in net interest income, improved asset quality and a significant rise in noninterest sources of revenue partially offset by higher noninterest expense were the principal reasons for the increased earnings. The annualized return on average assets was 1.47% for the six months ended June 30, 2001 compared to 1.48% for the same period in 2000 while the return on average equity was 16.51% compared to 20.07% for the prior year period. The decrease in the return on average equity was due to the same factors as noted above for the comparisons of the quarterly periods.

Net Interest Income - Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is a significant component of the Company's consolidated condensed statements of income. Net interest income is affected by changes in the volumes of and rates on interest- earning assets and interest-bearing liabilities, the volume of interest-earning assets funded with noninterest-bearing deposits and shareholders' equity, and the level of nonperforming assets.

Average interest-earning assets increased by $16,671,000 or 2.9% to $591,057,000 for the three months ended June 30, 2001 from $574,386,000 for the same quarter in 2000 primarily as a result of the Bank's leverage strategy.

For the three months ended June 30, 2001, net interest income of $5,481,000, on a tax equivalent basis, increased $66,000 or 1.2% compared to the $5,415,000 for the same period in 2000. The effect of a higher level of average interest-earning assets of $16,671,000 for the three months ended June 30, 2001 as compared to the same period in 2000 was mitigated by a lower net interest margin between the two quarterly periods.

The ratio of net interest income, on a tax equivalent basis, to average interest-earning assets (net interest margin) was 3.71% for the quarter ended June 30, 2001 compared to 3.77% for the same period in 2000. The interest rate spread, on a tax equivalent basis, was 3.06% in 2001 compared to 3.11% in 2000. Average yields on interest-earning assets and interest-bearing liabilities have declined between the two quarterly periods as a result of a decreasing interest rate environment during the first and second quarters of 2001. A proportionately greater decline in yields on earning assets compared to interest rates on sources of funds caused the decrease in both the net interest margin and interest rate spread in 2001 compared to 2000. Average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 2001 and 2000 and a state income tax rate of 0.0% for both periods, due to the formation of a passive investment company in 1999.

Average interest-earning assets increased by $33,198,000 or 5.9% to $600,250,000 for the six months ended June 30, 2001 from $567,052,000 for the same period in 2000 primarily as a result of the Bank's leverage strategy.

For the six months ended June 30, 2001, net interest income of $10,864,000, on a tax equivalent basis, increased $117,000 or 1.1% compared to the $10,747,000 for the same period in 2000. The effect of a higher level of average interest-earning assets of $33,198,000 for the six months ended June 30, 2001 as compared to the same period in 2000 was mitigated by a lower net interest margin between the two quarterly periods.

The ratio of net interest income, on a tax equivalent basis, to average interest-earning assets (net interest margin) was 3.62% for the six months ended June 30, 2001 compared to 3.79% for the same period in 2000. The interest rate spread, on a tax equivalent basis, was 2.95% in 2001 compared to 3.15% in 2000. Average yields on interest-earning assets declined while the overall interest rate on interest-bearing liabilities increased between the two six month periods. A rapidly declining interest rate environment during the first six months of 2001 affected interest sensitive loans more quickly than less sensitive sources of funds. A decline in yields on earning assets coupled with a rise in interest rates on sources of funds caused the decrease in the net interest margin in 2001 compared to 2000. This 17 basis point decrease in the net interest margin was impacted less than the 20 basis point decrease in the net interest spread for the same periods as a result of higher average noninterest-bearing demand deposits of $3,135,000, which was 8.4% higher during 2001 compared to 2000.

Provision for Loan Losses - For the three months ended June 30, 2001 and 2000, the provisions for loan losses were $0 and $118,000, respectively. Net loan charge-offs totaled $19,000 for the second quarter of 2001 compared to $77,000 for the same period in 2000. No provision for loan losses was provided during the second quarter of 2001 in light of a reduced loan portfolio, a lower allocated reserve requirement and a historically low level of nonperforming loans.

For the six months ended June 30, 2001 and 2000, the provisions for loan losses were $110,000 and $236,000, respectively. Net loan charge-offs totaled $77,000 for the six months ended June 30, 2001 compared to $89,000 during the same period in 2000. The allowance for loan losses was $6,052,000 or 1.93% of outstanding loans as of June 30, 2001 compared to $6,019,000 or 1.85% of outstanding loans as of December 31, 2000 and $5,828,000 or 1.80% of outstanding loans as of June 30, 2000. Nonperforming loans were $333,000 as of June 30, 2001, $621,000 as of December 31, 2000 and $954,000 as of June 30, 2000, representing .11%, .19% and .29%, respectively, of outstanding loans. The increase in the allowance for loan losses from year-end 2000 was driven by the provision for loan losses in excess of net charge-offs for the first six months of 2001.

Management regularly monitors and has established a formal process for determining the adequacy of the allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including unused lines of credit and impaired loans), and specific loan types. The policy of the Bank is to review all commercial loans and delinquent consumer loans quarterly. Up to a total of nine risk rating classifications are used to describe the credit risk associated with commercial and consumer loans. Of these classifications, the problem loan categories are: "substandard," "doubtful" and "loss." Loans designated loss are charged-off quarterly. A risk factor is assigned by loan type to loans within each classification in determining the respective allowance. For loans that are analyzed individually, third-party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (1-4 family), management's analysis consists of reviewing delinquency trends, historical charge-off experience, prevailing economic conditions, size and current composition of the loan portfolio, collateral value trends and other relevant factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. In addition to the assessment performed by management, the Bank's loan portfolio is subjected to an external credit review function and is examined by its regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses. The unallocated portion of the allowance for loan losses was $1,350,000 as of June 30, 2001 compared to $1,243,000 as of December 31, 2000. The increase in the unallocated portion of the allowance for loan losses is a result of a change in the mix of the loan portfolio from residential to commercial and the potential for an economic slowdown.

Noninterest Income - Total noninterest income increased $135,000 or 14.6% to $1,062,000 in the second quarter of 2001 as compared to $927,000 for the same period in 2000. Core noninterest income, as shown in the following table, increased by $145,000 or 18.4% to $933,000 in 2001 from $788,000 in 2000. The following table presents a comparison of the components of noninterest income.

	Three Months Ended		Increase
	June 30,		(Decrease)

	2001	2000	Amount	Percent

(dollars in thousands)

Service charges on deposit accounts	$ 274	$ 201	$ 73	36.3%
Gains on sales of loans, originated for sale	189	146	43	29.5
Call options premiums	148	155	(7)	(4.5)
Brokerage servicing fees	127	135	(8)	(5.9)
Other	195	151	44	29.1

Core noninterest income	933	788	145	18.4
Net securities gains	98	119	(21)	(17.6)
Net trading account gains	31	20	11	55.0

Total noninterest income	$ 1,062	$ 927	$ 135	14.6

The rise in service charges on deposit accounts is primarily the result of a $16,000 volume increase in fees generated from the Bank's SSB ATM/Debit card product for its retail customers, $24,000 in ATM usage fees and a $26,000 rise in overdraft fees collected. The gains on sales of loans, originated for sale, increased $43,000 which was comprised of $57,000 of increased revenue from sales of residential real estate loans partially offset by $14,000 in reduced income from loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company. The increase in other income reflects increased letter of credit fees of $25,000 and higher insurance fee income of $13,000. Included in net securities gains for 2001 is a $467,000 loss resulting from the write-down of certain equity securities determined to have other than temporary declines in value.

Total noninterest income increased $625,000 or 35.6% to $2,383,000 for the six months ended June 30, 2001 as compared to $1,758,000 for the same period in 2000. Core noninterest income, as shown in the following table, increased by $389,000 or 25.5% to $1,914,000 in 2001 from $1,525,000 in 2000. The following table presents a comparison of the components of noninterest income.

	Six Months Ended		Increase
	June 30,		(Decrease)

	2001	2000	Amount	Percent

(dollars in thousands)

Service charges on deposit accounts	$ 511	$ 391	$ 120	30.7%
Call options premiums	437	322	115	35.7
Gains on sales of loans, originated for sale	334	296	38	12.8
Brokerage servicing fees	299	242	57	23.6
Other	333	274	59	21.5

Core noninterest income	1,914	1,525	389	25.5
Net securities gains	375	277	98	35.4
Net trading account gains (losses)	94	(44)	138	(313.6)

Total noninterest income	$ 2,383	$ 1,758	$ 625	35.6

The increase in service charges on deposit accounts is primarily the result of a $32,000 volume increase in fees generated from the Bank's SSB ATM/Debit card product for its retail customers, $38,000 in ATM usage fees and a $35,000 rise in overdraft fees collected. Call options premiums rose by $115,000 as a result of increased activity. The gains on sales of loans, originated for sale, increased $38,000 which was comprised of $113,000 of increased revenue from sales of residential real estate loans partially offset by $75,000 in reduced income from loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company. Brokerage servicing fees increased $57,000 due to higher sales volume. The increase in other income reflects higher insurance fee income of $25,000 and increased letter of credit fees of $20,000.

Noninterest Expense - Operating expenses increased $280,000 or 9.7% to $3,165,000 in the second quarter of 2001 from $2,885,000 for the same period in 2000. The Company's efficiency ratio was 50.58% during the second quarter of 2001 compared to 48.90% for the same period in 2000.

Salaries and employee benefits were $131,000 or 7.9% higher in 2001 compared to 2000. This increase primarily reflects $47,000 related to higher staffing levels resulting from two new branch facilities opened in April 2001, increased 401(k) matching contributions of $14,000 due to more participants and scheduled employee annual salary increases.

The expenses related to furniture and equipment increased $32,000 or 11.9% to $300,000 for the second quarter of 2001 compared to $268,000 for the same period in 2000. Expenses of $17,000 related to the two new branch facilities in 2001 and increased computer maintenance costs of $16,000 were partially offset by furniture and equipment write-offs totaling $13,000 in 2000.

Data processing expense increased $29,000 or 20.0% to $154,000 in 2001 compared to $145,000 in 2000. This increase was mainly the result of higher proof of deposit processing charges in the amount of $6,000 related to the Bank's third party processor which were caused primarily by greater volume, an $8,000 increase in ATM processing charges due to volume and new services, payroll conversion charges of $5,000 and a $6,000 increase in charges related to the Bank's in-house computer processing operations.

Advertising expense increased $15,000 or 13.0% to $130,000 for the second quarter of 2001 compared to $115,000 for the same period in 2000 primarily as a result of a shift in advertising expenditures to promote the Bank's two new branch facilities.

The increase in other noninterest expenses of $17,000 or 2.8%, exclusive of net foreclosed real estate recoveries which amounted to $11,000 in the second quarter of 2001 versus $57,000 for the same period in 2000, reflected a net increase in a number of miscellaneous expense categories.

Operating expenses increased $389,000 or 6.7% to $6,238,000 for the six months ended June 30, 2001 from $5,849,000 in 2000. The Company's efficiency ratio was 49.99% for the six months ended June 30, 2001 compared to 49.88% for the same period in 2000.

Salaries and employee benefits increased $187,000 or 5.6% in 2001 compared to 2000. This increase primarily reflects $47,000 related to higher staffing levels resulting from the two new branch facilities opened in April 2001, increased commission salaries of $20,000, higher 401(k) matching contributions of $33,000 mainly due to more participants and scheduled employee annual salary increases. These increases were partially offset by no utilization of temporary employees in 2001 versus $27,000 during 2000.

The expenses related to furniture and equipment totaled $569,000 for the six months ended June 30, 2001 compared to $529,000 for the same period in 2000, an increase of $40,000 or 7.6%. Expenses of $18,000 related to the two new branch facilities in 2001 and increased computer maintenance costs of $27,000 were partially offset by furniture and equipment write-offs totaling $13,000 in 2000.

Data processing expense increased $51,000 or 18.2% to $331,000 in 2001 compared to $280,000 in 2000. This increase was mainly the result of higher proof of deposit processing charges in the amount of $16,000 related to the Bank's third party processor which were caused primarily by greater volume, a $15,000 increase in ATM processing charges due to volume and new services, payroll conversion charges of $5,000 and a $12,000 increase in charges related to the Bank's in-house computer processing operations.

The increase in other noninterest expenses of $48,000 or 3.9%, exclusive of net foreclosed real estate recoveries which amounted to $14,000 in the first six months of 2001 versus $52,000 for the same period in 2000, reflected a net increase in a number of miscellaneous expense categories.

Provision for Income Taxes - The provision for income taxes for the three months ended June 30, 2001 and 2000 was $1,007,000 and $933,000, respectively, representing effective tax rates of 31.4% and 29.8%, respectively.

The provision for income taxes for the six months ended June 30, 2001 and 2000 was $1,998,000 and $1,796,000, respectively, representing effective tax rates of 30.6% and 29.8%, respectively.

The increase in the effective tax rates for 2001 are due to reduced equity investment income available for the dividends received deduction as a result of a lower volume and reduced income yields due to a lower interest rate environment. The effective income tax rates noted above are below statutory rates primarily as a result of the dividends received deduction and the establishment of the passive investment company.

Liquidity - The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of a banking institution's sources and uses of funds. The Bank's Asset Liability Committee is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of June 30, 2001, that liquidity as measured by the Company is well in excess of its minimum guidelines.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from the Federal Home Loan Bank of Boston (the "FHLB") and securities sold under repurchase agreements. Such sources are supplemented by Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 2001 or 2000, and none were outstanding as of June 30, 2001.

The Bank is a member of the FHLB, which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of June 30, 2001, qualified collateral totaled $155,659,000. The Bank's actual borrowings on that date were $86,800,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the six months ended June 30, 2001 and 2000 and is summarized below.

During the current period, cash and cash equivalents decreased by $2,760,000, as net cash used for financing activities of $21,231,000 exceeded the net cash provided by operating and investing activities of $18,471,000.

Net cash provided by investing activities was $16,193,000 for the six months ended June 30, 2001. During this period, the Company experienced net repayments of loans totaling $12,408,000, net redemptions of FHLB stock of $2,435,000 and a reduced investment in securities in the amount of $1,644,000.

The net cash used for financing activities of $21,231,000 for the six months ended June 30, 2001 primarily reflected a net decrease in funds borrowed from the FHLB of $49,530,000 partially offset by an increase in Federal funds purchased and repurchase agreements of $22,767,000 and a net increase in deposits of $9,357,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

	Actual			To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio		Amount		Ratio

As of June 30, 2001:
Total Capital (to Risk Weighted Assets)	$ 60,632	16.32%	>/=	$ 37,141	>/=	10.0%
Tier 1 Capital (to Risk Weighted Assets)	55,972	15.07	>/=	22,284	>/=	6.0
Tier 1 Capital (to Average Assets)	55,972	9.23	>/=	30,323	>/=	5.0

On April 18, 2001, the Board of Directors of the Company declared a cash dividend of $0.19 per common share which was paid on May 15, 2001 to shareholders of record on May 1, 2001. Subsequent to June 30, 2001, the Board of Directors of the Company declared a cash dividend of $0.19 per common share payable on August 15, 2001 to shareholders of record on August 1, 2001.

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

On April 18, 2001, the Company's Board of Directors voted to authorize a new share buyback program of up to 10% (515,000) of its outstanding shares of common stock over the next year. Purchases will be made from time to time in the open market and through negotiated private transactions. The timing and amount of these transactions, to be funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased will be held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through August 10, 2001, the Company repurchased 99,170 shares at an average price of $18.73.

The per share market value of the Company common stock as of June 30, 2001 was $18.12 or 166% of its book value of $10.93 per share. As of December 31, 2000, the per share market value was $13.25 or 131% of its book value of $10.11 per share. The common stock closed at $19.95 per share on August 9, 2001.

Average Statements of Condition, Net Interest Income and Interest Rates (a)

	Three Months Ended June 30,

	2001			2000

	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate(c)	Balance	Interest	Rate(c)

Assets
Interest-earning assets:
Loans(b)	$ 312,181	$ 6,300	8.07%	$ 320,770	$ 6,573	8.20%
Taxable investment securities(c)	266,582	4,552	6.83	238,988	4,315	7.22
Municipal bonds - tax exempt(c)	5,617	110	7.83	5,607	110	7.85
Federal funds sold	717	9	5.02	3,160	57	7.22
Other interest-earning assets	5,960	91	6.11	5,861	108	7.37

Total interest-earning assets	591,057	11,062	7.49	574,386	11,163	7.77

Noninterest-earning assets	16,125			6,092

Total Assets	$ 607,182			$ 580,478

Liabilities and Equity
Interest-bearing liabilities:
NOW and savings deposits	$ 158,072	929	2.35	$ 150,952	948	2.51
Time deposits	183,691	2,415	5.26	160,003	2,108	5.27
Federal funds purchased and repurchase agreements	68,773	871	5.07	69,737	1,004	5.76
Other borrowings	93,634	1,366	5.84	112,397	1,688	6.01

Total interest-bearing liabilities	504,170	5,581	4.43	493,089	5,748	4.66

Noninterest-bearing liabilities:
Demand deposits	41,305			38,202
Other	5,955			6,505
Shareholders' equity	55,752			42,682

Total Liabilities and Shareholders' Equity	$ 607,182			$ 580,478

Net interest income on a tax equivalent basis(c)		5,481			5,415
Tax equivalent adjustment		(166)			(207)

Net interest income		$ 5,315			$ 5,208

Net interest spread (tax equivalent basis)			3.06%			3.11%

Net interest margin (tax equivalent basis)			3.71%			3.77%

(a)	Computed on an annualized basis.
(b)	Average balances for loans include nonaccrual and renegotiated balances.
(c)	Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% and a state income tax rate of 0% in 2001 and 2000, respectively.

Average Statements of Condition, Net Interest Income and Interest Rates (a)

	Six Months Ended June 30,

	2001			2000

	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate(c)	Balance	Interest	Rate(c)

Assets
Interest-earning assets:
Loans(b)	$ 314,650	$ 12,873	8.18%	$ 318,063	$ 12,978	8.16%
Taxable investment securities(c)	269,229	9,376	6.97	233,286	8,264	7.08
Municipal bonds - tax exempt(c)	5,613	220	7.84	5,581	219	7.85
Federal funds sold	4,090	115	5.62	4,281	133	6.21
Other interest-earning assets	6,668	217	6.51	5,841	206	7.05

Total interest-earning assets	600,250	22,801	7.60	567,052	21,800	7.69

Noninterest-earning assets	15,268			5,475

Total Assets	$ 615,518			$ 572,527

Liabilities and Equity
Interest-bearing liabilities:
NOW and savings deposits	$ 153,161	1,873	2.45	$ 149,290	1,875	2.51
Time deposits	185,001	5,010	5.42	159,626	4,099	5.14
Federal funds purchased and repurchase agreements	64,593	1,709	5.29	69,275	1,927	5.56
Other borrowings	110,799	3,345	6.04	108,476	3,152	5.81

Total interest-bearing liabilities	513,554	11,937	4.65	486,667	11,053	4.54

Noninterest-bearing liabilities:
Demand deposits	40,638			37,503
Other	6,362			6,244
Shareholders' equity	54,964			42,113

Total Liabilities and Shareholders' Equity	$ 615,518			$ 572,527

Net interest income on a tax equivalent basis(c)		10,864			10,747
Tax equivalent adjustment		(365)			(397)

Net interest income		$ 10,499			$ 10,350

Net interest spread (tax equivalent basis)			2.95%			3.15%

Net interest margin (tax equivalent basis)			3.62%			3.79%

(a)	Computed on an annualized basis.
(b)	Average balances for loans include nonaccrual and renegotiated balances.
(c)	Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% and a state income tax rate of 0% in 2001 and 2000, respectively.

Rate/Volume Analysis

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Compared to 2000			Compared to 2000

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(in thousands)	Volume	Rate	Net(1)	Volume	Rate	Net(1)

Interest earned on:
Loans	$ (174)	$ (99)	$ (273)	$ (140)	$ 35	$ (105)
Taxable investment securities	480	(243)	237	1,254	(142)	1,112
Municipal bonds - tax exempt	-	-	-	1	-	1
Federal funds sold	(34)	(14)	(48)	(6)	(12)	(18)
Other interest-earning assets	2	(19)	(17)	28	(17)	11

Total interest income	274	(375)	(101)	1,137	(136)	1,001

Interest paid on:
NOW and savings deposits	43	(62)	(19)	48	(50)	(2)
Time deposits	311	(4)	307	678	233	911
Federal funds purchased and repurchase agreements	(14)	(119)	(133)	(127)	(91)	(218)
Other borrowings	(275)	(47)	(322)	68	125	193

Total interest expense	65	(232)	(167)	667	217	884

Change in net interest income	$ 209	$ (143)	$ 66	$ 470	$ (353)	$ 117

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

The Bank manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of June 30, 2001 and December 31, 2000 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is within the Bank's established 10% of net interest income tolerance limit.

The Company's market risk also includes equity price risk. The Company's marketable equity securities portfolio had unrealized net losses of $497,000 as of June 30, 2001 which is included, net of taxes, in accumulated other comprehensive loss, a separate component of the Company's shareholders' equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's shareholders' equity would decrease.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

	a.	Thursday, April 26, 2001 - Annual Meeting

	b.	Directors elected at this meeting:
Norbert H. Beauchemin
Frederick E. Kuhr
Joseph J. LaPorte

Directors whose term of office as director continued after this meeting:
Michael J. Karabin
David P. Kelly
Ralph G. Mann
Andrew J. Meade
Frank R. Miller
Robert D. Morton
Anthony S. Pizzitola
Dennis J. Stanek

c.1.

The election of three directors for a three year term who, with the eight directors whose term of office do not expire at this meeting, will constitute the full Board of Directors. Walter J. Hushak retired from the Board after the Annual Meeting.

				For	Withheld
			Norbert H. Beauchemin	4,133,049	58,314
			Frederick E. Kuhr	4,130,703	60,660
			Joseph J. LaPorte	4,134,134	57,229

	c.2.	The ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2001.

			For	Against	Abstain
		Total votes	4,141,710	39,887	9,766

	c.3.	A shareholder proposal urging the Board to arrange for the sale of the Company was defeated.

			For	Against	Abstain	Broker Non-Votes
		Total votes	559,576	2,952,669	95,254	583,864

Item 5.	Other Information

On July 18, 2001 the Board of Directors of the Registrant amended the Bylaws to provide that effective at the 2002 annual meeting no individual can stand for election or reelection as a director if he or she will be, at the time of his or her election or reelection, over 70 years of age. The previous provisions for election or reelection as a director provided that the individual could not be over 76 years of age.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits required by Item 601 of Regulation S-K

		Exhibit No.	Description

		3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696 the "Registration Statement"))

		3.2	Bylaws of Registrant (Exhibit 3.2 - Annexed Hereto)

		3.3	Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

		4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

		4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

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

The registrant filed one Report on Form 8-K during the second quarter of 2001.

1. Report Date: April 18, 2001

Item 5. Other Events

The Company reported its share buyback program adopted on April 19, 2000 terminated. It also reported the adoption of a new share buyback program of up to 10% of its outstanding shares of common stock over the next year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Connecticut, Inc. (Registrant)

Date: August 10, 2001	/s/ Robert D. Morton Robert D. Morton Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2001	/s/ Phillip J. Mucha Phillip J. Mucha Chief Financial Officer and Treasurer/Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696 the "Registration Statement"))

3.2	Bylaws of Registrant (Exhibit 3.2 - Annexed Hereto)

3.3	Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

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