Form 10-Q
period 2001-09-30
BANCORP CONNECTICUT INC
filed 2001-11-14
CIK 921746

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Common stock, $1.00 par value - 5,104,015 shares as of November 9, 2001

BANCORP CONNECTICUT, INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

	September 30,	December 31,
(dollars in thousands, except per share data)	2001	2000

	(unaudited)	(Note 1)

Assets
Cash and due from banks	$ 13,716	$ 14,165
Federal funds sold	4,100	9,025

Cash and cash equivalents	17,816	23,190

Securities available-for-sale (at market value)	253,596	270,357
Trading account securities	203	-
Federal Home Loan Bank stock	4,660	6,817
Loans	328,022	324,535
Less:
Deferred loan fees	(613)	(661)
Allowance for loan losses	(5,999)	(6,019)

Net loans	321,410	317,855

Accrued income receivable	4,007	4,207
Premises and equipment, net	3,723	3,827
Deferred income taxes	3,494	5,470
Foreclosed real estate and repossessed property, net	10	89
Other assets	2,584	2,209

Total assets	$ 611,503	$ 634,021

Liabilities and Shareholders' Equity
Liabilities:
Deposits	$ 392,561	$ 383,698
Funds borrowed	151,216	180,550
Other liabilities	9,334	17,457

Total liabilities	553,111	581,705

Commitments and Contingencies	-	-

Shareholders' equity:
Preferred stock, no par value: authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $1.00 par value: authorized 7,000,000 shares; issued 6,008,521 shares in 2001 and 5,896,292 shares in 2000	6,009	5,896
Additional paid-in capital	20,030	18,872
Retained earnings	45,490	41,699
Accumulated other comprehensive loss	(1,010)	(5,278)
Treasury stock, at cost: 899,506 shares in 2001 and 720,836 shares in 2000	(12,127)	(8,873)

Total shareholders' equity	58,392	52,316

Total liabilities and shareholders' equity	$ 611,503	$ 634,021

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

	Three Months Ended
	September 30,

(dollars in thousands, except per share data)	2001	2000

	(unaudited)

Interest income:
Interest on loans, including fees	$ 6,222	$ 6,778

Interest and dividends on investment securities:
Interest income	3,784	3,833
Dividend income	415	526

	4,199	4,359

Interest on federal funds sold	15	182
Other interest and dividends	65	119

Total interest income	10,501	11,438

Interest expense:
Savings deposits	539	608
Time deposits	2,190	2,699
NOW accounts	376	373

	3,105	3,680
Interest on borrowed money	2,067	2,539

Total interest expense	5,172	6,219

Net interest income	5,329	5,219
Provision for loan losses	-	118

Net interest income after provision for loan losses	5,329	5,101

Noninterest income:
Net securities gains	91	324
Net trading account gains (losses)	(6)	42
Service charges on deposit accounts	282	212
Gains on sales of loans, originated for sale	149	107
Call options premiums	125	116
Brokerage servicing fees	84	174
Other	162	155

Total noninterest income	887	1,130

Noninterest expense:
Salaries and employee benefits	1,769	1,732
Furniture and equipment	269	276
Net occupancy	162	120
Data processing	180	146
Advertising	138	107
Other	621	503

Total noninterest expense	3,139	2,884

Income before income taxes	3,077	3,347
Provision for income taxes	941	998

Net income	$ 2,136	$ 2,349

Average common shares outstanding:
Basic	5,118,534	5,179,493
Diluted	5,410,742	5,403,853
Net income per common share:
Basic	$ 0.42	$ 0.45
Diluted	$ 0.39	$ 0.43

Cash dividend per share	$ 0.19	$ 0.17

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

	Nine Months Ended
	September 30,

(dollars in thousands, except per share data)	2001	2000

	(unaudited)

Interest income:
Interest on loans, including fees	$ 19,095	$ 19,756

Interest and dividends on investment securities:
Interest income	12,125	10,942
Dividend income	1,305	1,503
Interest on trading account	2	6

	13,432	12,451

Interest on federal funds sold	130	315
Other interest and dividends	280	319

Total interest income	32,937	32,841

Interest expense:
Savings deposits	1,644	1,791
Time deposits	7,200	6,797
NOW accounts	1,144	1,066

	9,988	9,654
Interest on borrowed money	7,121	7,618

Total interest expense	17,109	17,272

Net interest income	15,828	15,569
Provision for loan losses	110	354

Net interest income after provision for loan losses	15,718	15,215

Noninterest income:
Net securities gains	466	601
Net trading account gains (losses)	88	(2)
Service charges on deposit accounts	793	604
Call options premiums	562	438
Gains on sales of loans, originated for sale	483	403
Brokerage servicing fees	383	416
Other	495	428

Total noninterest income	3,270	2,888

Noninterest expense:
Salaries and employee benefits	5,298	5,074
Furniture and equipment	838	805
Net occupancy	472	423
Data processing	511	426
Advertising	386	337
Other	1,872	1,668

Total noninterest expense	9,377	8,733

Income before income taxes	9,611	9,370
Provision for income taxes	2,939	2,794

Net income	$ 6,672	$ 6,576

Average common shares outstanding:
Basic	5,139,662	5,205,323
Diluted	5,425,582	5,440,529
Net income per common share:
Basic	$ 1.30	$ 1.26
Diluted	$ 1.23	$ 1.21

Cash dividend per share	$ 0.560	$ 0.495

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BANCORP CONNECTICUT, INC.
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss Unrealized Gains(Losses)	Treasury Stock	Total Shareholders' Equity

Balance, December 31, 1999	$ 5,831	$ 18,507	$ 36,293	$ (11,611)	$ (7,488)	$ 41,532

Net income	-	-	6,576	-	-	6,576
Decrease in net unrealized loss on securities available-for-sale	-	-	-	1,182	-	1,182

Total comprehensive income						7,758

Stock options exercised (65,481 shares)	65	269	-	-	-	334
Cash dividends declared ($0.495 per share)	-	-	(2,579)	-	-	(2,579)
Treasury stock purchased (90,000 shares)	-	-	-	-	(1,319)	(1,319)
Tax benefits related to common stock options exercised	-	96	-	-	-	96

Balance, September 30, 2000	$ 5,896	$ 18,872	$ 40,290	$ (10,429)	$ (8,807)	$ 45,822

Balance, December 31, 2000	$ 5,896	$ 18,872	$ 41,699	$ (5,278)	$ (8,873)	$ 52,316

Net income	-	-	6,672	-	-	6,672
Decrease in net unrealized loss on securities available-for-sale	-	-	-	4,268	-	4,268

Total comprehensive income						10,940

Stock options exercised (112,229 shares)	113	923	-	-	-	1,036
Cash dividends declared ($0.560 per share)	-	-	(2,881)	-	-	(2,881)
Treasury stock purchased (178,670 shares)	-	-	-	-	(3,254)	(3,254)
Tax benefits related to common stock options exercised	-	235	-	-	-	235

Balance, September 30, 2001	$ 6,009	$ 20,030	$ 45,490	$ (1,010)	$ (12,127)	$ 58,392

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

	Nine Months Ended September 30,

(in thousands)	2001	2000

	(unaudited)

Cash flows from operating activities:
Net income	$ 6,672	$ 6,576

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond premiums (accretion of discounts), net	(1,383)	(2,601)
Deferred income tax benefit	(222)	(149)
Provision for loan losses	110	354
Provision (credit) for foreclosed real estate losses	-	(50)
Gain on sale of foreclosed real estate and repossessed property	(16)	(90)
Gains on sales of loans, originated for sale	(483)	(403)
Proceeds from sales of loans, originated for sale	29,005	21,462
Loans originated for sale	(29,052)	(21,535)
Amortization of deferred loan points	(75)	(80)
Net securities gains	(466)	(601)
Net trading account (gains) losses	(88)	2
Depreciation and amortization	607	608
(Increase) decrease in trading account	(115)	346
Decrease (increase) in accrued income receivable	200	(656)
(Increase) decrease in other assets	(143)	164
Increase in other liabilities	1,644	1,474

Total adjustments	(477)	(1,755)

Net cash provided by operating activities	6,195	4,821

Cash flows from investing activities:
Purchases of securities available-for-sale	(195,651)	(78,346)
Proceeds from sales of securities available-for-sale	179,882	52,423
Proceeds from maturities of securities	500	1,000
Paydowns on mortgage-backed securities	30,537	6,271
Redemptions (purchases) of Federal Home Loan Bank stock, net	2,157	(1,825)
Originations of loans, net	(3,228)	(6,837)
Purchases of premises and equipment, net	(498)	(592)
Proceeds from sale of trust operations	106	106
Proceeds from sales of foreclosed real estate and repossessed property, net	196	464

Net cash provided by (used for) investing activities	14,001	(27,336)

Cash flows from financing activities:
Net (decrease) increase in time deposits	(9,878)	30,033
Net increase (decrease) in other deposits	18,741	(4,234)
Net increase (decrease) in Federal funds purchased and repurchase agreements	22,196	(44,190)
Proceeds from other borrowings	33,800	320,000
Repayment of other borrowings	(85,330)	(280,000)
Proceeds from exercise of stock options	1,036	334
Repurchase of common stock	(3,254)	(1,319)
Cash dividends paid	(2,881)	(2,579)

Net cash (used for) provided by financing activities	(25,570)	18,045

Net decrease in cash and cash equivalents	(5,374)	(4,470)
Cash and cash equivalents at beginning of period	23,190	20,619

Cash and cash equivalents at end of period	$ 17,816	$ 16,149

Noncash Investing and Financing Activities:
Decrease in net unrealized loss on securities available-for-sale	$ 4,268	$ 1,182
Transfer of loans to foreclosed real estate/repossessed property	101	295

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.

Note 1 - Basis of Presentation

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Company") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). The Bank operates four branches and a mortgage lending center in Southington, Connecticut, one branch in Wallingford, Connecticut, one branch in Cheshire, Connecticut, and one branch in Kensington, Connecticut. The Cheshire and Kensington branches were opened in April 2001. The Bank has three subsidiaries, BCI Financial Corporation ("BCIF"), SSB Mortgage Corporation ("SSBM") and SSB Insurance Services, Inc. ("SSBI"). BCIF is an indirect auto finance subsidiary located in Southington, Connecticut. SSBM is a passive investment company formed to take advantage of changes in Connecticut state tax statutes. SSBI, which commenced operations during the second quarter of 2000, earns commissions on consumer and business insurance coverage referrals through a joint marketing agreement with an insurance agency. The Bank's primary source of revenue is providing loans to commercial and consumer customers. In July 2001, the Bank effected the change of its charter from a savings bank to a commercial bank, as approved by the Connecticut Banking Commissioner on May 9, 2001. This change was made in order to more closely reflect how the Bank presently conducts its banking operations. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed statement of condition as of September 30, 2001, the consolidated condensed statements of income for the three and nine-month periods ended September 30, 2001 and 2000, and the consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations for the three and nine-month periods ended September 30, 2001 and 2000, and the changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. Results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of results for any other period.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale were as follows:

	September 30, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)

United States Government and agency obligations	$ 24,881	$ 179	$ (921)	$ 24,139
Municipal bonds	8,120	203	(2)	8,321
Corporate bonds	9,847	173	(88)	9,932
Federal agency mortgage-backed securities	132,112	2,346	(58)	134,400
Capital trust preferreds	28,808	152	(1,883)	27,077
Money market preferreds	20,701	-	-	20,701
Marketable equity securities	21,669	481	(2,113)	20,037
Mutual funds - broker	8,780	-	-	8,780
Mutual funds - other	209	-	-	209

	$ 255,127	$ 3,534	$ (5,065)	$ 253,596

	December 31, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)

United States Government and agency obligations	$ 66,573	$ 55	$ (6,164)	$ 60,464
Municipal bonds	5,708	110	-	5,818
Corporate bonds	39	-	-	39
Federal agency mortgage-backed securities	125,197	825	(585)	125,437
Capital trust preferreds	35,113	25	(3,535)	31,603
Money market preferreds	24,000	-	-	24,000
Marketable equity securities	20,893	2,635	(1,416)	22,112
Mutual funds	831	53	-	884

	$ 278,354	$ 3,703	$ (11,700)	$ 270,357

Note 3 - Loans

The composition of the loan portfolio was:

	September 30,	December 31,
	2001	2000

	(in thousands)

Commercial	$ 80,674	$ 72,920
Commercial real estate	52,657	53,865
Residential real estate	106,153	116,467
Real estate construction	3,115	2,294
Consumer	85,423	78,989

	328,022	324,535
Less:
Deferred loan fees	(613)	(661)
Allowance for loan losses	(5,999)	(6,019)

Total loans	$ 321,410	$ 317,855

Note 4 - Allowance for Loan and Foreclosed Real Estate Losses

Changes in the allowances were:

	Nine Months Ended
	September 30,

	2001	2000

	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$ 6,019	$ 5,681
Provision for loan losses	110	354
Loans charged-off	(265)	(240)
Recoveries	135	261

Balance, end of period	$ 5,999	$ 6,056

Allowance for foreclosed real estate losses:
Balance, beginning of year	$ -	$ 50
Provision (credit) for losses	-	(50)
Write-downs, net	-	-

Balance, end of period	$ -	$ -

Note 5 - Nonperforming Assets

The balances of nonperforming assets were:

	September 30,	December 31,
	2001	2000

	(dollars in thousands)
Nonaccrual loans:
Commercial	$ 55	$ 198
Commercial real estate	58	-
Residential real estate	228	399
Consumer	18	24

Total nonaccrual loans	359	621
Accruing loans past due 90 days or more	-	-

Total nonperforming loans	359	621
Foreclosed real estate, net	-	73
Repossessed automobiles	10	16

Total nonperforming assets	$ 369	$ 710

Nonperforming loans as a percentage of total loans	0.11%	0.19%

Nonperforming assets as a percentage of total assets	0.06%	0.11%

Restructured loans in compliance with modified terms not included above	$ 467	$ 489

Note 6 - Deposits

Deposits consisted of the following:

	September 30,	December 31,
	2001	2000

	(in thousands)

Noninterest-bearing demand deposits	$ 42,721	$ 45,301
NOW accounts	63,601	51,809
Regular savings	72,895	70,419
Money market savings	34,172	27,119
Certificates of deposit - under $100,000	139,973	143,392
Certificates of deposit - $100,000 and over	38,395	45,399
Club accounts	804	259

Total deposits	$ 392,561	$ 383,698

Note 7 - Funds Borrowed

Funds borrowed consisted of the following:

	September 30,	December 31,
	2001	2000

	(in thousands)

Federal funds purchased	$ 325	$ 2,500
Securities sold under repurchase agreements - Broker	55,100	31,500
Securities sold under repurchase agreements - Customer	10,991	10,220
Federal Home Loan Bank advances	84,800	136,330

Total funds borrowed	$ 151,216	$ 180,550

Note 8 - Per Common Share Data

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three and nine-month periods ended September 30, 2001 and 2000 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic	5,118,534	5,179,493	5,139,662	5,205,323
Effect of dilutive stock options	292,208	224,360	285,920	235,206

Diluted	5,410,742	5,403,853	5,425,582	5,440,529

Note 9 - Shareholders' Equity

The following table presents the components and related tax effects allocated to other comprehensive loss for the nine-month period ended September 30, 2001:

	Before		Net
	Tax	Tax	of Tax
	Amount	Expense	Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 6,932	$ 2,356	$ 4,576
Less: reclassification adjustment for gains realized in net income	466	158	308

Net unrealized gains on securities	$ 6,466	$ 2,198	$ 4,268

The following table presents the components and related tax effects allocated to other comprehensive loss for the nine-month period ended September 30, 2000:

	Before		Net
	Tax	Tax	of Tax
	Amount	Expense	Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 2,391	$ 812	$ 1,579
Less: reclassification adjustment for gains realized in net income	601	204	397

Net unrealized gains on securities	$ 1,790	$ 608	$ 1,182

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

On April 18, 2001, the Company's Board of Directors voted to authorize a new share buyback program of up to 10% (515,000) of its outstanding shares of common stock over the next year. Purchases will be made from time to time in the open market and through negotiated private transactions. The timing and amount of these transactions, to be funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased will be held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through November 9, 2001, the Company repurchased 147,670 shares at an average price of $18.64.

The following table presents a summary of the share buyback programs discussed above.

		Percent of
Date	Shares	Shares	Average
Authorized	Purchased	Retired	Price

April 21, 1999	136,338	2.6%	$16.03

April 19, 2000	101,000	1.9	$15.24

April 18, 2001	147,670	2.9	$18.64

	385,008	7.4%	$16.82

Note 10 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. The Company will be required to test for impairment any goodwill and intangible assets subsequent to their initial recognition in accordance with the provisions of SFAS 142. Management anticipates that the impact of the adoption of SFAS 141 and 142 will not have a significant effect on the Company's results of operations or its financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE AND NINE-MONTH PERIODS
ENDED SEPTEMBER 30, 2001 AND 2000

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

Changes in Financial Condition

Investments - Securities available-for-sale decreased $16,761,000 or 6.2% to $253,596,000 as of September 30, 2001 from $270,357,000 as of December 31, 2000 primarily as a result of higher paydowns on mortgage-backed securities as a result of the current lower interest rate environment. Net unrealized losses (excluding the effective income tax benefits) in the securities portfolio totaled $1,531,000 as of September 30, 2001, a decrease of $6,466,000, compared to unrealized losses of $7,997,000 as of December 31, 2000. This decrease in net unrealized losses of $6,466,000 was primarily a result of the lower interest rate environment as of September 30, 2001 compared to December 31, 2000 as well as a certain amount of restructuring with respect to the bond portfolio partially offset by the higher unrealized loss in the marketable equity securities portfolio reflecting in part the general deterioration in the stock market since December 31, 2000.

As of September 30, 2001, $20,701,000 of the securities portfolio was comprised of money market preferred stocks. These securities are highly liquid, generally reprice every 49 days and are subject to the tax advantages of the Federal dividends received deduction in 2001 and 2000. In addition, $8,780,000 of the securities portfolio consisted of U.S. Government and agency par value mutual funds that are available for withdrawal on a daily basis.

Loans - Loans increased $3,487,000 or 1.1% to $328,022,000 as of September 30, 2001 from $324,535,000 as of December 31, 2000. Although total loans reflected only a modest increase on a year-to-date basis due to the high level of residential loan prepayments, net loan growth amounted to $15,223,000 during the third quarter, which included a $7,052,000 increase in commercial loans. Residential real estate loans, which represented 32.4% of the loan portfolio as of quarter-end, decreased by $10,314,000 or 8.9% as the result of higher loan refinancings and prepayments in light of the current low interest rate environment. The Bank's primary focus with respect to residential real estate loans continues to be origination for sale, on a servicing released basis, or referral to third parties. Commercial loans and commercial real estate loans, which represented 40.6% of the loan portfolio as of September 30, 2001, increased $6,546,000 or 5.2% as compared to December 31, 2000, reflecting a resurgence of loan volume during the current quarter. Consumer loans increased $6,434,000 or 8.1% mainly due to loans closed by BCI Financial Corporation ("BCIF"), the Bank's auto loan financing subsidiary. Real estate construction loans increased by $821,000 or 35.8%.

Deposits - Total deposits increased $8,863,000 or 2.3% to $392,561,000 as of September 30, 2001 from $383,698,000 as of December 31, 2000. Core deposit categories reflected a total increase of $18,741,000 or 9.6%, mainly due to higher NOW and money market savings account balances of $11,792,000 and $7,053,000, respectively. This core deposit increase was partially offset by a reduction in time deposits of $9,878,000.

Borrowings - Funds borrowed decreased from $180,550,000 as of December 31, 2000 to $151,216,000 as of September 30, 2001. Advances from the Federal Home Loan Bank of Boston (the "FHLB") decreased by $51,530,000 or 37.8% to $84,800,000 as of September 30, 2001 compared to $136,330,000 as of year-end 2000. Securities sold under agreements to repurchase increased $24,371,000 or 58.4% to $66,091,000 as of quarter-end from $41,720,000 as of December 31, 2000. Federal funds purchased decreased $2,175,000 to $325,000 as of September 30, 2001. The resultant net decrease of $29,334,000 or 16.2% in borrowings was primarily funded by the Bank's reduced levels of Federal funds sold and securities available-for-sale and increases in deposits partially offset by the increase in loans and net of changes in other assets and other liabilities. As of September 30, 2001, broker/dealer repurchase agreements and retail repurchase agreements totaled $55,100,000 and $10,991,000, respectively.

Changes in Results of Operations

Earnings - Net income for the quarter ended September 30, 2001 was $2,136,000 or $0.39 per diluted share compared to $2,349,000 or $0.43 per diluted share for the third quarter of 2000, a decrease of 9.3% on a per share basis. The decrease in earnings is mainly the result of lower combined securities and trading account net gains and no provision for loan losses during the current quarter. The resultant annualized return on average assets for the quarter ended September 30, 2001 was 1.40% compared to 1.58% for the same quarter last year. The return on average equity was 15.06% compared to 21.70% the previous year. The decrease in the return on average equity was due to the previously mentioned decrease in net unrealized losses in the securities portfolio and the increase in retained earnings compared to the prior year quarter, which increased average equity, partially offset by the common stock purchases under the Company's share repurchase program, which reduced average equity.

Net income for the nine months ended September 30, 2001 was $6,672,000 or $1.23 per diluted share compared to $6,576,000 or $1.21 per diluted share for the same period in 2000, an increase of 1.7% on a per share basis. The annualized return on average assets was 1.45% for the nine months ended September 30, 2001 compared to 1.51% for the same period in 2000 while the return on average equity was 16.01% compared to 20.62% for the prior year period. The decrease in the return on average equity was due to the same factors as noted above for the comparisons of the quarterly periods.

Core earnings (earnings exclusive of net securities gains and net trading account gains (losses) ("securities transactions") and foreclosed real estate and repossessed property expense) for the quarter ended September 30, 2001 amounted to $2,083,000 compared to $2,080,000 for the third quarter of 2000. Modest growth in net interest income, continued strong asset quality and growth in noninterest income (exclusive of securities transactions) were offset by an increase in noninterest expense due to the branch openings during the second quarter of this year and a higher rate for income taxes in 2001.

Core earnings (earnings exclusive of securities transactions and foreclosed real estate and repossessed property expense) for the nine months ended September 30, 2001 amounted to $6,300,000 compared to $6,119,000 for the same period in 2000. A modest increase in net interest income, improved asset quality and a rise in noninterest sources of revenue (exclusive of securities transactions) partially offset by higher noninterest expense were the principal reasons for the increased earnings.

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

Average interest-earning assets remained relatively constant increasing by $2,447,000 or 0.4% to $591,605,000 for the three months ended September 30, 2001 from $589,158,000 for the same quarter in 2000.

For the three months ended September 30, 2001, net interest income of $5,507,000, on a tax equivalent basis, increased $71,000 or 1.3% compared to the $5,436,000 for the same period in 2000. An increase in the volume of taxable investment securities of $14,042,000 between the two quarterly periods had a positive affect on net interest income. A dramatic declining interest rate environment, which had a corresponding greater proportional affect on interest sensitive assets than sources of funds, also accelerated mortgage-backed security prepayments and residential loan refinancings partially offsetting the affects of the volume increase in investment securities, resulting in only a modest growth in net interest income. Average noninterest-bearing demand deposits increased by $3,463,000 or 8.4% during the third quarter of 2001 compared to the same period in 2000 that helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income, on a tax equivalent basis, to average interest-earning assets (net interest margin) was 3.72% for the quarter ended September 30, 2001 compared to 3.69% for the same period in 2000. The interest rate spread, on a tax equivalent basis, was 3.10% in 2001 compared to 2.97% in 2000. Average yields on interest-earning assets and interest-bearing liabilities have declined between the two quarterly periods as a result of a dramatic decreasing interest rate environment during the first nine months of 2001. A greater decline in interest rates on sources of funds compared to yields on earning assets as well as an increase in average demand deposits, caused the increase in both the net interest margin and interest rate spread in 2001 compared to 2000. Average yields were computed on a tax equivalent basis using a Federal income tax rate of 34% for 2001 and 2000 and a state income tax rate of 0.0% for both periods, due to the formation of a passive investment company in 1999.

Average interest-earning assets increased by $22,864,000 or 4.0% to $597,338,000 for the nine months ended September 30, 2001 from $574,474,000 for the same period in 2000 primarily as a result of the Bank's leverage strategy.

For the nine months ended September 30, 2001, net interest income of $16,370,000, on a tax equivalent basis, increased $187,000 or 1.2% compared to the $16,183,000 for the same period in 2000. The effect of a higher level of average interest-earning assets of $22,864,000 for the nine months ended September 30, 2001 as compared to the same period in 2000 was mitigated by a lower net interest margin between the two nine-month periods. Average noninterest-bearing demand deposits increased by $3,236,000 or 8.3% during the nine-month period of 2001 compared to the same period in 2000 that helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income, on a tax equivalent basis, to average interest-earning assets (net interest margin) was 3.65% for the nine months ended September 30, 2001 compared to 3.76% for the same period in 2000. The interest rate spread, on a tax equivalent basis, was 2.99% in 2001 compared to 3.08% in 2000. Average yields on interest-earning assets declined 29 basis points while the overall interest rate on interest-bearing liabilities decreased 20 basis points between the two nine-month periods. A rapidly declining interest rate environment during the first nine months of 2001 affected interest sensitive assets more quickly than less sensitive sources of funds.

Provision for Loan Losses - For the three months ended September 30, 2001 and 2000, the provisions for loan losses were $0 and $118,000, respectively. Net loan charge-offs totaled $53,000 for the third quarter of 2001 compared to net loan recoveries of $110,000 for the same period in 2000. No provision for loan losses was provided during the third quarter of 2001 in light of both minimal loan growth and a decrease in loan delinquencies since year-end 2000 as well as a historically low level of nonperforming loans.

For the nine months ended September 30, 2001 and 2000, the provisions for loan losses were $110,000 and $354,000, respectively. Net loan charge-offs totaled $130,000 for the nine months ended September 30, 2001 compared to net loan recoveries of $21,000 during the same period in 2000. The allowance for loan losses was $5,999,000 or 1.83% of outstanding loans as of September 30, 2001 compared to $6,019,000 or 1.85% of outstanding loans as of December 31, 2000 and $6,056,000 or 1.87% of outstanding loans as of September 30, 2000. Nonperforming loans were $359,000 as of September 30, 2001, $621,000 as of December 31, 2000 and $741,000 as of September 30, 2000, representing .11%, .19% and .23%, respectively, of outstanding loans. The decrease in the allowance for loan losses from year-end 2000 was driven by nominal net charge-offs for the first nine months of 2001 in excess of the provision for loan losses.

Management regularly monitors and has established a formal process for determining the adequacy of the allowance for loan losses. This process results in allowance estimates that result from analyzing certain individual loans (including impaired loans), and specific loan types. The policy of the Bank is to review all commercial loans and delinquent consumer loans quarterly. Up to a total of nine risk rating classifications are used to describe the credit risk associated with commercial and consumer loans. Of these classifications, the problem loan categories are: "substandard," "doubtful" and "loss." Loans designated loss are charged-off quarterly. A risk factor is assigned by loan type to loans within each classification in determining the respective allowance. For loans that are analyzed individually, third-party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (1-4 family), management's analysis consists of reviewing delinquency trends, historical charge-off experience, prevailing economic conditions, size and current composition of the loan portfolio, collateral value trends and other relevant factors. In addition to the assessment performed by management, the Bank's loan portfolio is subjected to an external credit review function and is examined by its regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses.

Noninterest Income - Total noninterest income decreased $243,000 or 21.5% to $887,000 in the third quarter of 2001 as compared to $1,130,000 for the same period in 2000. Core noninterest income, as shown in the following table, increased by $38,000 or 5.0% to $802,000 in 2001 from $764,000 in 2000. The following table presents a comparison of the components of noninterest income.

	Three Months Ended		Increase
	September 30,		(Decrease)

	2001	2000	Amount	Percent

(dollars in thousands)

Service charges on deposit accounts	$ 282	$ 212	$ 70	33.0%
Gains on sales of loans, originated for sale	149	107	42	39.3
Call options premiums	125	116	9	7.8
Brokerage servicing fees	84	174	(90)	(51.7)
Other	162	155	7	4.5

Core noninterest income	802	764	38	5.0
Net securities gains	91	324	(233)	(71.9)
Net trading account gains (losses)	(6)	42	(48)	(114.3)

Total noninterest income	$ 887	$ 1,130	$ (243)	(21.5)

The rise in service charges on deposit accounts is primarily the result of a $15,000 volume increase in fees generated from the Bank's SSB ATM/Debit card product for its retail customers, $25,000 in ATM usage fees and a $18,000 rise in overdraft fees collected. The gains on sales of loans, originated for sale, increased $42,000 which was comprised of $51,000 in higher income from loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company, partially offset by $9,000 of reduced revenue from sales of residential real estate loans. Brokerage servicing fees decreased $90,000 due to lower sales volume as a result of the current unsettled market conditions.

Total noninterest income increased $382,000 or 13.2% to $3,270,000 for the nine months ended September 30, 2001 as compared to $2,888,000 for the same period in 2000. Core noninterest income, as shown in the following table, increased by $427,000 or 18.7% to $2,716,000 in 2001 from $2,289,000 in 2000. The following table presents a comparison of the components of noninterest income.

	Nine Months Ended		Increase
	September 30,		(Decrease)

	2001	2000	Amount	Percent

(dollars in thousands)

Service charges on deposit accounts	$ 793	$ 604	$ 189	31.3%
Call options premiums	562	438	124	28.3
Gains on sales of loans, originated for sale	483	403	80	19.9
Brokerage servicing fees	383	416	(33)	(7.9)
Other	495	428	67	15.7

Core noninterest income	2,716	2,289	427	18.7
Net securities gains	466	601	(135)	(22.5)
Net trading account gains (losses)	88	(2)	90	NM

Total noninterest income	$ 3,270	$ 2,888	$ 382	13.2

The increase in service charges on deposit accounts is primarily the result of a $47,000 volume increase in fees generated from the Bank's SSB ATM/Debit card product for its retail customers, $67,000 in ATM usage fees, $19,000 in NOW/DDA fees and a $52,000 rise in overdraft fees collected. Call options premiums rose by $124,000 as a result of increased activity. The gains on sales of loans, originated for sale, increased $80,000 which was comprised of $104,000 of increased revenue from sales of residential real estate loans partially offset by $24,000 in reduced income from loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company. Brokerage servicing fees decreased $33,000 due to lower sales volume as a result of the current unsettled market conditions. The increase in other income reflects higher servicing fees of $27,000 generated by BCIF, increased letter of credit fees of $24,000 and increased real estate referral fees to third parties of $17,000.

Management regularly reviews the Company's securities available-for-sale portfolio for individual securities that have significantly declined in fair value from their amortized cost basis for an extended period of time. Several factors are considered to determine whether the declines in fair value are "other than temporary", such as company-specific events, industry developments, general economic conditions, analysts' recommendations, earnings trends and estimates, credit ratings and other relevant factors. When a decline in fair value is deemed to be "other than temporary", the amortized cost basis of the individual security is written down to fair value. The amount of the write-down is included in earnings as a realized loss. Included in net securities gains for the three and nine months ended September 30, 2001 are $342,000 and $809,000, respectively, of losses resulting from the write-down of certain equity securities determined to have "other than temporary" declines in fair value.

Noninterest Expense - Operating expenses increased $255,000 or 8.8% to $3,139,000 in the third quarter of 2001 from $2,884,000 for the same period in 2000. The Company's efficiency ratio was 51.17% during the third quarter of 2001 compared to 48.55% for the same period in 2000.

Salaries and employee benefits were $37,000 or 2.1% higher in 2001 compared to 2000. This increase primarily reflects $71,000 related to higher staffing levels resulting from two new branch facilities opened in April 2001, scheduled employee annual salary increases partially offset by reduced commission salaries of $34,000 as a result of lower brokerage servicing fees and a decrease of $19,000 in other compensation expense.

Net occupancy expense increased $42,000 or 35.0% in 2001 compared to 2000. A decrease in temporary rental income of $27,000, increased building repairs expense of $8,000 and increased rental expense of $8,000 primarily related to the two new branch facilities were the primary reasons for this higher expense.

Data processing expense increased $34,000 or 23.3% to $180,000 in 2001 compared to $146,000 in 2000. This increase was mainly the result of higher proof of deposit processing charges in the amount of $7,000 related to the Bank's third party processor which were caused primarily by greater volume, an $10,000 increase in ATM processing charges due to volume and new services and a $10,000 increase in charges related to the Bank's in-house computer processing operations.

Advertising expense increased $31,000 or 29.0% to $138,000 for the third quarter of 2001 compared to $107,000 for the same period in 2000 primarily as a result of promotional advertising at BCIF, the Bank's indirect auto finance company, and additional advertising expenditures to promote the Bank's two new branch facilities.

The increase in other noninterest expenses of $118,000 includes net foreclosed real estate and repossessed property expenses of $5,000 in the third quarter of 2001 versus $41,000 of recoveries for the same period in 2000. Exclusive of net foreclosed real estate and repossessed property expenses and recoveries, the $72,000 or 13.2% increase reflects a net increase in a number of miscellaneous expense categories.

Operating expenses increased $644,000 or 7.4% to $9,377,000 for the nine months ended September 30, 2001 from $8,733,000 in 2000. The Company's efficiency ratio was 50.38% for the nine months ended September 30, 2001 compared to 49.43% for the same period in 2000.

Salaries and employee benefits increased $224,000 or 4.4% in 2001 compared to 2000. This increase primarily reflects $118,000 related to higher staffing levels resulting from the two new branch facilities opened in April 2001, higher 401(k) matching contributions of $32,000 mainly due to more participants and scheduled employee annual salary increases. These increases were partially offset by reduced utilization of temporary employees of $28,000, lower other compensation expense of $19,000 and decreased commission salaries of $14,000.

The expenses related to furniture and equipment totaled $838,000 for the nine months ended September 30, 2001 compared to $805,000 for the same period in 2000, an increase of $33,000 or 4.1%. Expenses of $28,000 related to the two new branch facilities in 2001 and increased computer maintenance costs of $27,000 were partially offset by reduced depreciation expense of $11,000 in 2001 and furniture and equipment write-offs totaling $13,000 in 2000.

Net occupancy expense increased $49,000 or 11.6% in 2001 compared to 2000. A decrease in rental income of $17,000, increases in building repairs, outside maintenance and utilities of $15,000, $17,000 and $15,000, respectively, were partially offset by reduced rental expense of $25,000.

Data processing expense increased $85,000 or 20.0% to $511,000 in 2001 compared to $426,000 in 2000. This increase was mainly the result of higher proof of deposit processing charges in the amount of $23,000 related to the Bank's third party processor which were caused primarily by greater volume, a $25,000 increase in ATM processing charges due to volume and new services, payroll conversion charges of $5,000 and a $22,000 increase in charges related to the Bank's in-house computer processing operations.

Advertising expense increased $49,000 or 14.5% to $386,000 for the nine months of 2001 compared to $337,000 for the same period in 2000 primarily as a result of additional advertising expenditures to promote the Bank's two new branch facilities and promotional advertising at BCIF, the Bank's indirect auto finance company.

The increase in other noninterest expenses of $204,000 includes net foreclosed real estate and repossessed property recoveries that amounted to $10,000 in the first nine months of 2001 versus $93,000 for the same period in 2000. Exclusive of net foreclosed real estate and repossessed property recoveries, the $121,000 or 6.9% increase reflects a net increase in a number of miscellaneous expense categories.

Provision for Income Taxes - The provision for income taxes for the three months ended September 30, 2001 and 2000 was $941,000 and $998,000, respectively, representing effective tax rates of 30.6% and 29.8%, respectively.

The provision for income taxes for the nine months ended September 30, 2001 and 2000 was $2,939,000 and $2,794,000, respectively, representing effective tax rates of 30.6% and 29.8%, respectively.

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

Liquidity - The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of a banking institution's sources and uses of funds. The Bank's Asset Liability Committee is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of September 30, 2001, that liquidity as measured by the Company is well in excess of its minimum guidelines.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from the Federal Home Loan Bank of Boston (the "FHLB") and securities sold under repurchase agreements. Such sources are supplemented by Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 2001 or 2000, and none were outstanding as of September 30, 2001.

The Bank is a member of the FHLB, which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of September 30, 2001, the Bank's potential borrowing capacity totaled $142,218,000. The Bank's actual borrowings on that date were $84,800,000.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the nine months ended September 30, 2001 and 2000 and is summarized below.

During the current period, cash and cash equivalents decreased by $5,374,000, as net cash used for financing activities of $25,570,000 exceeded the net cash provided by operating and investing activities of $20,196,000.

Net cash provided by investing activities was $14,001,000 for the nine months ended September 30, 2001. During this period, the Company experienced a reduction in investment in securities in the amount of $15,268,000 and net redemptions of FHLB stock of $2,157,000 partially offset by net originations of loans totaling $3,228,000.

The net cash used for financing activities of $25,570,000 for the nine months ended September 30, 2001 primarily reflected a net decrease in funds borrowed from the FHLB of $51,530,000 and repurchases of the Company's common stock of $3,254,000 partially offset by an increase in Federal funds purchased and repurchase agreements of $22,196,000 and a net increase in deposits of $8,863,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

	Actual			To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio		Amount		Ratio

As of September 30, 2001:
Total Capital (to Risk Weighted Assets)	$ 62,263	15.30%	>/=	$ 40,694	>/=	10.0%
Tier 1 Capital (to Risk Weighted Assets)	57,165	14.05	>/=	24,416	>/=	6.0
Tier 1 Capital (to Average Assets)	57,165	9.39	>/=	30,451	>/=	5.0

On July 18, 2001, the Board of Directors of the Company declared a cash dividend of $0.19 per common share that was paid on August 15, 2001 to shareholders of record on August 1, 2001. Subsequent to September 30, 2001, the Board of Directors of the Company declared a cash dividend of $0.19 per common share payable on November 15, 2001 to shareholders of record on November 1, 2001.

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

On April 18, 2001, the Company's Board of Directors voted to authorize a new share buyback program of up to 10% (515,000) of its outstanding shares of common stock over the next year. Purchases will be made from time to time in the open market and through negotiated private transactions. The timing and amount of these transactions, to be funded through available corporate funds, will depend upon market conditions and corporate requirements. Shares repurchased will be held in treasury for general corporate purposes including reissue to satisfy the exercise of outstanding stock options. Through November 9, 2001, the Company repurchased 147,670 shares at an average price of $18.64.

The per share market value of the Company common stock as of September 30, 2001 was $18.50 or 162% of its book value of $11.43 per share. As of December 31, 2000, the per share market value was $13.25 or 131% of its book value of $10.11 per share. The common stock closed at $18.80 per share on November 9, 2001.

Average Statements of Condition, Net Interest Income and Interest Rates (a)

	Three Months Ended September 30,

	2001			2000

(dollars in thousands)	Average Balance	Interest	Yield/ Rate(c)	Average Balance	Interest	Yield/ Rate(c)

Assets
Interest-earning assets:
Loans(b)	$ 319,887	$ 6,222	7.78%	$ 321,778	$ 6,778	8.43%
Taxable investment securities(c)	258,333	4,248	6.58	244,291	4,466	7.31
Municipal bonds - tax exempt(c)	6,704	129	7.70	5,607	110	7.85
Federal funds sold	1,916	15	3.13	11,401	182	6.39
Other interest-earning assets	4,765	65	5.46	6,081	119	7.83

Total interest-earning assets	591,605	10,679	7.22	589,158	11,655	7.91

Noninterest-earning assets	18,068			5,796

Total Assets	$ 609,673			$ 594,954

Liabilities and Equity
Interest-bearing liabilities:
NOW and savings deposits	$ 168,589	915	2.17	$ 150,591	981	2.61
Time deposits	179,082	2,190	4.89	189,496	2,699	5.70
Federal funds purchased and repurchase agreements	67,446	844	5.01	55,767	830	5.95
Other borrowings	86,852	1,223	5.63	108,026	1,709	6.33

Total interest-bearing liabilities	501,969	5,172	4.12	503,880	6,219	4.94

Noninterest-bearing liabilities:
Demand deposits	44,744			41,281
Other	6,239			6,489
Shareholders' equity	56,721			43,304

Total Liabilities and Shareholders' Equity	$ 609,673			$ 594,954

Net interest income on a tax equivalent basis(c)		5,507			5,436
Tax equivalent adjustment		(178)			(217)

Net interest income		$ 5,329			$ 5,219

Net interest spread (tax equivalent basis)			3.10%			2.97%

Net interest margin (tax equivalent basis)			3.72%			3.69%

(a)	Computed on an annualized basis.
(b)	Average balances for loans include nonaccrual and renegotiated balances.
(c)	Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% and a state income tax rate of 0% in 2001 and 2000, respectively.

Average Statements of Condition, Net Interest Income and Interest Rates (a)

	Nine Months Ended September 30,

	2001			2000

	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate(c)	Balance	Interest	Rate(c)

Assets
Interest-earning assets:
Loans(b)	$ 316,415	$ 19,095	8.05%	$ 319,311	$ 19,756	8.25%
Taxable investment securities(c)	265,558	13,624	6.84	236,979	12,729	7.16
Municipal bonds - tax exempt(c)	5,981	348	7.76	5,590	330	7.87
Federal funds sold	3,357	130	5.16	6,672	315	6.29
Other interest-earning assets	6,027	282	6.24	5,922	325	7.32

Total interest-earning assets	597,338	33,479	7.47	574,474	33,455	7.76

Noninterest-earning assets	16,211			5,582

Total Assets	$ 613,549			$ 580,056

Liabilities and Equity
Interest-bearing liabilities:
NOW and savings deposits	$ 158,361	2,788	2.35	$ 149,742	2,857	2.54
Time deposits	183,006	7,200	5.25	169,656	6,797	5.34
Federal funds purchased and repurchase agreements	65,555	2,553	5.19	64,739	2,756	5.68
Other borrowings	102,729	4,568	5.93	108,325	4,862	5.98

Total interest-bearing liabilities	509,651	17,109	4.48	492,462	17,272	4.68

Noninterest-bearing liabilities:
Demand deposits	42,003			38,767
Other	6,347			6,314
Shareholders' equity	55,548			42,513

Total Liabilities and Shareholders' Equity	$ 613,549			$ 580,056

Net interest income on a tax equivalent basis(c)		16,370			16,183
Tax equivalent adjustment		(542)			(614)

Net interest income		$ 15,828			$ 15,569

Net interest spread (tax equivalent basis)			2.99%			3.08%

Net interest margin (tax equivalent basis)			3.65%			3.76%

(a)	Computed on an annualized basis.
(b)	Average balances for loans include nonaccrual and renegotiated balances.
(c)	Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% and a state income tax rate of 0% in 2001 and 2000, respectively.

Rate/Volume Analysis

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Compared to 2000			Compared to 2000

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(in thousands)	Volume	Rate	Net(1)	Volume	Rate	Net(1)

Interest earned on:
Loans	$ (40)	$ (516)	$ (556)	$ (178)	$ (483)	$ (661)
Taxable investment securities	247	(465)	(218)	1,485	(590)	895
Municipal bonds - tax exempt	21	(2)	19	23	(5)	18
Federal funds sold	(104)	(63)	(167)	(136)	(49)	(185)
Other interest-earning assets	(23)	(31)	(54)	6	(49)	(43)

Total interest income	101	(1,077)	(976)	1,200	(1,176)	24

Interest paid on:
NOW and savings deposits	109	(175)	(66)	159	(228)	(69)
Time deposits	(142)	(367)	(509)	527	(124)	403
Federal funds purchased and repurchase agreements	158	(144)	14	34	(237)	(203)
Other borrowings	(311)	(175)	(486)	(249)	(45)	(294)

Total interest expense	(186)	(861)	(1,047)	471	(634)	(163)

Change in net interest income	$ 287	$ (216)	$ 71	$ 729	$ (542)	$ 187

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

The Bank manages interest rate risk through an Asset Liability Committee comprised of certain directors and certain members of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of September 30, 2001 and December 31, 2000 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is within the Bank's established 10% of net interest income tolerance limit.

The Company's market risk also includes equity price risk. The Company's marketable equity securities portfolio had unrealized net losses of $1,632,000, consisting of $2,113,000 of losses and $481,000 of gains, as of September 30, 2001 which is included, net of taxes, in accumulated other comprehensive loss, a separate component of the Company's shareholders' equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's shareholders' equity would decrease as a result of unrealized losses and or potential write-downs of certain equity securities due to declines in fair value deemed to be "other than temporary".

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696 the "Registration Statement"))

	3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)

	3.3	Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

	4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

	4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

10.1

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

	10.2	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

	10.3	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

	10.4	Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)

	10.5	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

	10.6	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

	10.7	Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998), as amended June 17, 1999 (Exhibit 10.7 - Annexed Hereto)

10.8

Employment and Non-Competition Agreement dated as of February 1, 2000 by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

(b)	Reports on Form 8-K

The registrant did not file any Report on Form 8-K during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Connecticut, Inc.
(Registrant)

Date: November 9, 2001	/s/ Robert D. Morton
Robert D. Morton
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 9, 2001	/s/ Phillip J. Mucha
Phillip J. Mucha
Chief Financial Officer
And Treasurer/Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696 the "Registration Statement"))

3.2	Bylaws of Registrant (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001)

3.3	Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)

4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

10.1

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.2	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.5	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

10.6	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

10.7	Southington Savings Bank Supplemental Executive Retirement Plan (effective December 21, 1998), as amended June 17, 1999 (Exhibit 10.7 - Annexed Hereto)

10.8

Employment and Non-Competition Agreement dated as of February 1, 2000 by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)