Form 10-K
period 2001-12-31
BANCORP CONNECTICUT INC
filed 2002-03-28
CIK 921746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 34-0-25158

BANCORP CONNECTICUT, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1394443

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

121 Main Street, Southington, CT	06489

(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code  860-628-0351

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share

(Title of class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          The aggregate market value of the voting stock held by non-affiliates of Bancorp Connecticut, Inc. (4,783,850 shares) totaled $106,919,048 (based upon the closing price of $22.35 per share as quoted on the Nasdaq National Market tier of The Nasdaq Stock Market) on March 1, 2002.

          5,170,780 shares of Bancorp Connecticut, Inc. Common Stock were outstanding at March 21, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents and information are incorporated by reference herein to the extent indicated under the appropriate item:

(1)	The annual report to shareholders of Bancorp Connecticut, Inc., for the fiscal year ended December 31, 2001 (hereinafter referred to as the "2001 Annual Report"); and

(2)	Management's definitive proxy statement in connection with the 2002 annual meeting of the shareholders of Bancorp Connecticut, Inc. (hereinafter referred to as the "2002 Proxy Statement").

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Bancorp Connecticut, Inc. (the "Company") and Southington Savings Bank (the "Bank") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the general risks associated with the delivery of financial products and services, fluctuating investment returns, rapid technological changes, competition, as well as other risks that are described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2000, and subsequently filed reports. The Company assumes no obligations to update these forward-looking statements.

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

          General

          The Bank is a Connecticut chartered capital stock commercial bank. The Bank was organized in 1860, and in 1986 it converted from a mutual to a capital stock savings bank. In July 2001, the Bank effected the change of its charter from a savings bank to a commercial bank, as approved by the Connecticut Banking Commissioner on May 9, 2001. This change was made in order to more closely reflect how the Bank presently conducts its banking operations. The Bank is subject to supervision, examination and regulation by the Connecticut Banking Commissioner. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), which also has supervisory and regulatory authority over the Bank. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Boston. The Company is subject to regulation by the Federal Reserve Board as the registered bank holding company of the Bank.

          The Bank's primary market area is the greater central Connecticut region. The Bank operates four branch offices in Southington and three additional branch facilities in Cheshire, Kensington and Wallingford. Southington, which is contiguous to the towns of Berlin, Bristol, Cheshire, Meriden, New Britain, Plainville, and Wolcott, is located approximately 18 miles from Hartford, 25 miles from New Haven and 9 miles from Waterbury. Kensington is a section of the town of Berlin. The Cheshire and Kensington branch offices are approximately 5 and 6.5 miles, respectively, from the Bank's main office. Wallingford is contiguous to the City of Meriden.

          In January 2001, the Bank filed applications with the Connecticut Department of Banking for new branch offices in Kensington and Cheshire. Both office locations were approved by the Connecticut Department of Banking in February, 2001 and were opened in April 2001. The Kensington office provides a business platform for the Newington, New Britain, and Berlin marketplace and the Cheshire office helps the Bank better service the substantial presence it already has in the Cheshire area.

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

          The main focus of the Bank's lending activities is the origination of commercial and industrial loans, consumer loans and residential mortgage loans. The Bank also makes auto loans and commercial real estate loans. In recent years, the Bank has concentrated its efforts on increasing the percentage of commercial and consumer loans within its loan portfolio. Commercial loans consist primarily of lines of credit with interest rates tied to the prime rate and fixed rate term loans. Commercial real estate loans are primarily first mortgage loans with adjustable rates. Consumer loan originations have been primarily fixed rate home equity loans with maximum terms of 15 years or less. The Bank also offers home equity lines of credit that have interest rates tied to the prime lending rate and are available for a term of 10 years. The Bank offers a wide variety of fixed and variable rate residential mortgage loan products. In the future, the Bank expects to continue to place a greater emphasis on the growth of its commercial loan portfolio.

          The Bank's primary focus with respect to residential mortgage loans continues to be origination for sale into the secondary mortgage market on a servicing released basis, or loan referrals to third parties for fee income. The sale of fixed rate mortgages allows the Bank to generate both a higher volume of fixed rate mortgages without impairing its asset/liability management and provide additional fee income. The Bank continues to supplement its own loan originations by purchasing automobile loans from BCI Financial Corporation ("BCIF"), a majority-owned subsidiary of the Bank that was formed in 1998 to originate indirect automobile loans for sale to the Bank and other financial institutions. In addition, the Bank continues to purchase the guaranteed portion of Small Business Administration and USDA business loans.

          The principal sources of funds for the Bank's activities are deposit accounts, amortization and prepayment of loans, borrowings from the FHLB of Boston, reverse repurchase agreements and funds provided from operations. The Bank's principal sources of income are interest on loans and interest and dividends on investment securities. The Bank also has realized income from the sale of loans and investment securities. To a lesser extent, the Bank realizes other noninterest income, including income from service charges on deposit accounts, income from call options premiums written on marketable equity security holdings, brokerage and insurance services, SBLI sales, origination compensation from referrals of residential mortgage loans, and fee income from the sale and servicing of loans generated by BCIF.

          The Bank conducts its banking operations through six full service offices, one limited purpose branch, and one drive-in center. All of the foregoing offices and branches are located in Southington, except for three branch facilities that are located in the towns of Cheshire, Kensington and Wallingford. As discussed previously, the branch offices in Kensington and Cheshire were opened in April 2001. As of February 28, 2002, the Bank had 108 full-time employees and 40 part-time employees. The Company has no paid employees.

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

          During the past two years, the Bank's officers and employees continually have engaged in marketing activities, including evaluation and development of new services. During 2001, the Bank was selected as the first prepaid card issuer for the MasterCard Bonus Card, a reward option of the MasterCard Business Bonuses™ program for small businesses. This program allows small business customers to take points earned with MasterCard credit card purchases and redeem them for a prepaid card. In addition to the Bonus Card, the Bank also became the prepaid card issuer for a MasterCard employee pilot program designed for teenagers. The Bank's participation in MasterCard's programs is another way for it to diversify its noninterest revenues. During 2000, a comprehensive Internet-based cash management system for business customers was introduced by the Bank which was favorably received by its existing customers. As of December 31, 2001, the Bank had nearly 100 business clients using its Internet cash management facility. In the second quarter of 2000, the Bank introduced SSB Insurance Services, Inc., a wholly-owned subsidiary of the Bank, which offers a variety of insurance products to Connecticut residents. The Bank's initial investment in SSB Insurance Services, Inc. was $10,000.

          The Bank's business is not seasonal. Based upon the Bank's present business activities, compliance with Federal, state and local provisions regulating the discharge of materials into the environment will not materially affect the Bank's or the Company's capital expenditures, earnings or competitive position.

          Competition

          The banking business in the greater central Connecticut region which the Bank serves, and in Connecticut generally, is highly competitive. Intense market demands, economic pressures, fluctuating interest rates and increased customer awareness of product and service differences among financial institutions have forced such institutions to continue to diversify their services, increase returns on deposits and become more cost effective.

          The Bank experiences substantial competition in attracting and retaining deposits and in making loans of all types. The Bank competes for deposit accounts with other commercial banks, savings banks, savings and loan associations, credit unions, insurance companies, securities brokerage houses and money market mutual funds. Competition for deposits includes competition not only from other deposit accounts, but also competition with various other investment vehicles, such as corporate and governmental securities and mutual funds, which may offer higher rates of return. Interest rates, convenience of office locations, service and marketing are all significant factors in the Bank's competition for deposits. From time to time, competing financial institutions set rates higher than market rates to attract or retain deposits, a fact which may cause upward pressure on the Bank's rate structure or a loss of deposits.

          Competition for loans comes from other commercial banks, savings banks, savings and loan associations, insurance companies, consumer finance companies, mortgage companies, credit unions and other lending institutions located throughout the United States. Banking combinations completed during the past several years in New England have increased the resources of several major banks and other financial institutions that operate many offices over a wide geographic area, including the Bank's primary market area. Because of their greater capitalization, these other institutions have substantially higher lending limits than the Bank. The Bank competes for loan originations through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

          The Bank's market area is served by a significant number of financial institutions. Thirty-seven offices (not including the Bank's seven offices) of twelve banking institutions are located in Southington, Cheshire, Kensington, and Wallingford alone. At December 31, 2001, there were approximately fifty mortgage lenders operating in the Bank's primary market area.

          In addition, Federal and Connecticut legislation likely will continue to further increase competition for deposits and loans in the Bank's primary market area. Since 1995, Connecticut has affirmatively "opted-in" to Federal law to permit interstate mergers and acquisitions, the establishment of Connecticut chartered banks by foreign bank holding companies and interstate de novo branching, subject to certain reciprocity requirements.

          Federal legislation enacted in 1999 also allows broad new affiliations among banks, securities companies and insurance firms. See "Regulation and Supervision - Gramm-Leach-Bliley Act" below.

          Regulation and Supervision

          General

          As a Connecticut-chartered capital stock commercial bank, the deposits of which are insured by the FDIC, the Bank is subject to extensive regulation and supervision by both the Connecticut Banking Commissioner and the FDIC. The Company also is subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This governmental regulation is intended primarily to protect depositors and the FDIC's Bank Insurance Fund, not the Company's shareholders.

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

          As noted above, in 1995, Connecticut affirmatively "opted-in" to permit interstate mergers and acquisitions, the establishment of Connecticut chartered banks by foreign bank holding companies and interstate de novo branching, subject to certain reciprocity requirements. Connecticut law also places a minimum permissible age of 5 years on the target bank and a 30% limit on concentration of deposits in both interstate and intrastate acquisitions. An out-of-state bank may also merge or consolidate with or acquire a branch of another out-of-state bank which has a branch in Connecticut.

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

          Legislation recently enacted in Connecticut (i) permits, subject to certain limitations, Connecticut banks to sell insurance, directly or indirectly; and (ii) permits a Connecticut bank to convert to an uninsured bank.

          In 2001, Connecticut legislation incorporated the privacy provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999 with respect to financial institutions under the jurisdiction of the Connecticut Banking Commissioner. The federal privacy provisions prohibit "financial institutions," as defined, from disclosing nonpublic personal information to nonaffiliated third parties unless the customer or consumer is given the opportunity to opt-out of having the information disclosed and does not opt-out. Connecticut privacy laws protect a much narrower range of information than is protected under the federal act. However, the state law is stricter than the federal law in that it is an opt-in provision requiring the customer's consent for disclosure, and it limits disclosure to any person and not just nonaffiliated third parties. The legislation, by incorporating into state law those opt-out privacy provisions of the federal act that are applicable to specified entities subject to the jurisdiction of the Connecticut Banking Commissioner, gives the Commissioner enforcement authority with respect to such federal provisions.

          Connecticut legislation proposed in 2002 would provide state-chartered banks with the authority to engage in any activity that a federal bank or an out-of-state bank may be authorized to engage in under any state law, provided advance notice is provided to the Banking Commissioner, and the Banking Commissioner does not disapprove such activity.

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

          Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has implemented a system of risk-related deposit insurance assessments. Under this system, for the first six months and the second six months of 2001, insurance premiums for all banks varied between 0.0% and .27% of total deposits, depending upon the capital level and supervisory rating of the institution. The FDIC has stated that it will reevaluate the adequacy of its assessment schedule every six months, and the FDIC may increase or decrease premium levels by up to 5 basis points each six months. The Bank Insurance Fund FDIC insurance premium for the Bank was 0.0% for 2001 and 0.0% for the first six months of 2002.

          The Deposit Insurance Funds Act of 1996 also authorizes the Financing Corporation ("FICO") to levy assessments on Bank Insurance Fund ("BIF") -assessable deposits (the Bank's deposits). The FICO rate for the Bank is not tied to FDIC risk classification. The FICO BIF annual rate expressed in basis points for each quarter in 2001 commencing with the first quarter was 1.960, 1.900, 1.880 and 1.840, respectively, or an average rate of 1.895 basis points for the year 2001. The FICO BIF annual rate for the first quarter of 2002 is 1.820 basis points and for the second quarter of 2002 is 1.760 basis points.

          Under the FDIC's risk-based capital requirements, each FDIC-insured bank is required to maintain minimum levels of "capital" based on the institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists primarily of the allowance for loan and lease losses (subject to certain limitations), unrealized gains on certain equity securities (subject to certain limitations), and certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the FDIC regulations, the greater the risk associated with an asset, the greater the amount of such assets that will be subject to the capital requirements. Those banks whose trading activities equal 10% or more of total assets or $1 billion or more must incorporate capital charges for certain market risks into the risk-based capital ratio. All FDIC-insured banks are required to maintain their capital at or above certain minimum ratios. At December 31, 2001, the Bank's capital exceeded these minimums. See "Management's Discussion and Analysis-Liquidity and Capital Resources" in the 2001 Annual Report for a more detailed description of these requirements and the Bank's capital position at December 31, 2001.

          In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. Under regulatory definitions, an institution is considered "well capitalized" (the highest rating) if its leverage capital ratio is 5% or higher, its Tier 1 risk-based capital ratio is 6% or higher, its total risk-based capital ratio is 10% or higher and it is not subject to certain regulatory orders. On December 31, 2001, the Bank had a leverage capital ratio of 9.35%, a Tier 1 risk-based capital ratio of 13.22% and a total risk-based capital ratio of 14.47%. At December 31, 2001, the Bank was not subject to any regulatory order.

          Effective April 1, 2002 the FDIC adopted a final rule governing the regulatory capital treatment for equity investments in non-financial companies. Under the final rule, covered equity investments are subject to a Tier 1 capital charge (for both risk-based and leverage capital purposes) that increases in steps as the banking organization's level of concentration in equity investments increases.

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

          The FDIC also adopted a final rule on the privacy of consumers' financial information, as required by the Gramm-Leach-Bliley Act. The rule took effect November 13, 2000, but financial institutions had until July 1, 2001, to be in mandatory compliance with the regulation.

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

          Also, in February 2001, the FDIC published final guidelines establishing standards for safeguarding customer information that implement certain provisions of the Gramm-Leach-Bliley Act. The Guidelines were effective July 1, 2001.

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

          Federal Reserve System Regulation

          Under the regulations of the Federal Reserve System, depository institutions such as the Bank are required to maintain reserves against their transaction accounts. During 2001 through November 18, 2001, these regulations generally required the maintenance of reserves of 3.0% against net transaction accounts between $5.5 million and $42.8 million and 10.0% of the amount of such accounts in excess of such amount. Effective November 19, 2001, these regulations generally required the maintenance of reserves of 3% against net transaction accounts between $5.7 million and $41.3 million and 10% of the amount of such accounts in excess of such amount. These amounts and percentages are subject to further adjustment by the Federal Reserve Board.

          The Company is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Federal Bank Holding Company Act of 1956, as amended (the "BHCA"), under which the Company registered, limits the types of companies which the Company may acquire or organize and the activities in which they may engage. In general, prior to the enactment of the Gramm-Leach-Bliley Act in November 1999, a bank holding company and its subsidiaries were prohibited from engaging in or acquiring direct control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. With the enactment of the Gramm-Leach-Bliley Act, a financial holding company may engage in any activity, and may acquire and retain the shares of any company engaged in any activity, that the Federal Reserve Board has determined (i) to be financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may not engage in such activities unless all of its depository institution subsidiaries are well-capitalized and well-managed, and the bank holding company has filed an election to engage in such activities with the Federal Reserve Board. As of December 31, 2001, the Company has not filed for such an election. A "financial holding company" is defined to be a bank holding company that meets the requirements set forth in the preceding sentence.

          The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 2001, the Company was in full compliance with all applicable capital requirements, and management believes that the Company will maintain such compliance.

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

          Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Act") contains some of the most significant reform of financial services regulation in over 60 years. The Act is divided into seven titles, the most significant features of which are summarized below.

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

          The present bank regulatory climate is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been significant regulatory change in the regulation and operations of savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. Partly as a result of these changes, banks are competing actively with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial service enterprises. The impact of these changes in the regulatory climate ultimately has resulted in downward pressure on the Bank's net interest margin and spread, the magnitude of which is not possible to assess. The Company's net interest margin, on a tax equivalent basis, was 3.68% for 2001 compared to 3.72% for 2000. The reduction of 4 basis points in the net interest margin between the two years was mainly attributable to reduced equity investment income available for the dividends received deduction. The dividends received reduction was lower as a result of a lower volume and reduced yields due to a lower interest rate environment. The interest rate spread, on a tax equivalent basis, was 3.05% in 2001 compared to 3.03% for 2000. Average yields on interest-earning assets declined 49 basis points while the overall interest rate on interest-bearing liabilities decreased 51 basis points between the two twelve-month periods. A rapidly declining interest rate environment during 2001 affected interest sensitive sources of funds slightly more than interest sensitive assets.

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

          Regional Economy

          In 2001, the economy of the State of Connecticut slumped into a recession very much similar to that of the U.S. economy. A decreasing interest rate environment and increased competition for both commercial and consumer loans placed downward pressure on net interest margins, which partially offset the increase in lower cost core deposits and fee income. Currently, the heightened competition is expected to continue to place downward pressure on net interest margins. In addition, banking institutions must deal with continued business consolidation in the Connecticut market and continued strict bank regulation.

ITEM 2 - PROPERTIES.

          The following table sets forth the location of the Bank's branch offices and other related information:

Office	Location	Status
Main Office	121 Main St., Southington, CT	Owned
Queen Corner Office	900 Queen St., Southington, CT	Owned
South End Office	921 Meriden-Waterbury Tpke., Southington, CT	Owned
Drive-In Center	30 Berlin Ave., Southington, CT	Owned
Cheshire Office	1289 Highland Avenue, Cheshire, CT	Leased(1)
Kensington Office	67 Chamberlain Highway, Kensington, CT	Leased(2)
Wallingford Office	950 North Colony Road, Wallingford, CT	Leased(3)

          (1)          The Bank leases approximately 1,000 square feet at 1289 Highland Avenue, Cheshire, Connecticut to house its Cheshire branch office, which opened in April 2001. The lease has an expiration date of February 28, 2011, with options to extend the lease for two successive five-year terms.

          (2)          The Bank leases approximately 2,011 square feet at 67 Chamberlain Highway, Kensington, Connecticut to house its Kensington branch office, which opened in April 2001. The lease has an expiration date of April 30, 2003, with no options to renew.

          (3)          The Bank leases approximately 1,580 square feet at 950 North Colony Road, Wallingford, Connecticut to house its Wallingford branch office. The lease has an expiration date of March 31, 2008, with an option to extend the lease for five years.

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

          The Bank owns a building located at 98 Main Street in Southington. The building contains approximately 22,500 square feet and houses the administrative offices of its human resources, marketing, finance, managed assets, consumer banking, deposit services, residential mortgage origination and information systems departments.

          The Bank owns an approximately 35,000 square foot lot located at 918 Meriden-Waterbury Turnpike, which is adjacent to the Bank's South End office. The lot is primarily undeveloped and is partially utilized as additional parking space for the Bank's South End Office.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the fourth quarter of 2001, no matter was submitted to a vote of shareholders of the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock has been issued and outstanding since November 17, 1994, when the Company acquired all of the Bank's outstanding common stock in a one-for-one exchange with the Bank's existing shareholders. As of March 1, 2002, 5,170,780 shares of Common Stock were issued and outstanding and were held by approximately 1,749 shareholders of record.

          The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Market tier of The National Association of Securities Dealers Automated Quotation ("Nasdaq") Stock Market under the symbol "BKCT." Quarterly high and low bid prices for 2000 and 2001 are included in the 2001 Annual Report under the heading "Market Price and Dividends" and are incorporated herein by reference. Such bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

          The Company paid its first quarterly dividend during the quarter ended March 31, 1995 and, since that time, has paid consecutive quarterly dividends. No assurances can be given that further dividends will be paid or approved. Dividend history for the Company from January 1, 2000 through December 31, 2001 is included in the 2001 Annual Report under the heading "Market Price and Dividends" and is incorporated herein by reference. In addition to its regular quarterly dividends, on December 19, 2001, a special year-end cash dividend of $0.20 per share was declared and paid on January 15, 2002. The special dividend represented the return of a portion of the Company's accumulated retained earnings in light of its strong capital position.

          In April 2000, the Company's Board of Directors authorized a share-buyback program of up to 5% (262,000) of its then outstanding shares of common stock over the next twelve months. In April 2001, this share-buyback program was terminated. Pursuant to that program, the Company purchased 101,000 shares of its outstanding shares of common stock at an average price of $15.24 per share, or 1.9% of its outstanding shares as of April 2000 and April 2001.

          In April 2001, the Company's Board of Directors voted to authorize a new share-buyback program of up to 10% (515,000) of its then outstanding shares of common stock over the next twelve months. As of December 31, 2001, the Company had purchased 164,970 shares at an average price of $18.67 per share, or 3.2% of its outstanding shares as of April 2001 and December 2001.

ITEM 6 - SELECTED FINANCIAL DATA.

          The required information is included in the 2001 Annual Report under the heading "Selected Consolidated Financial Data," and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          The required information is included in the 2001 Annual Report under the heading "Management's Discussion and Analysis" and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The required information is included in the 2001 Annual Report under the heading "Management's Discussion and Analysis - Asset/Liability Management and Market Risk" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The report of the Company's independent accountants and the Company's Consolidated Statements of Condition at December 31, 2001 and 2000, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2001, and the Notes to Consolidated Financial Statements appear in the 2001 Annual Report and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The required information is included in the 2002 Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.

          The required information is included in the 2002 Proxy Statement under the heading "Election of Directors - Executive Compensation" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          As of March 1, 2002, there were no persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company who may be deemed to own beneficially more than 5% of the Common Stock.

          Certain other required information under this item is included in the 2002 Proxy Statement under the heading "Election of Directors - Stock Ownership of Directors and Officers" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The required information is included in the 2002 Proxy Statement under the headings "Election of Directors - Transactions With Management", "Certain Business Relationships", "Indebtedness of Management and Others" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)	The following documents are filed as part of this report.

	(1)	Financial Statements

The following documents filed as part of this report are incorporated herein by reference from the indicated pages of the 2001 Annual Report.

		Financial Statement	Page or Pages

		Report of Independent Accountants	24
		Consolidated Statements of Condition	25
		Consolidated Statements of Income	26
		Consolidated Statements of Shareholders' Equity	27
		Consolidated Statements of Cash Flows	28
		Notes to Consolidated Financial Statements	29-55

	(2)	Financial Statement Schedules

Information required to be included in all schedules to the Company's Consolidated Financial Statements is included in the 2001 Annual Report or is not required under the related instructions or is inapplicable and therefore has been omitted.

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

		4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1, 3.2 and 3.3)

		4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

		10.1*	Employment and Non-Competition Agreement dated as of February 1, 2000, as amended, by and between the Company, the Bank and Robert D. Morton

		10.2*	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

		10.3*	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

		10.4*	Pension Plan of Southington Savings Bank, as amended

		10.5*	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

		10.6*	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

		10.7*	Southington Savings Bank Supplemental Executive Retirement Plan, as amended

10.8*

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

		10.9*	Split-Dollar Agreement dated as of August 5, 1996 by and between Trust Company of Connecticut, as trustee, and Robert D. Morton

		13.1	Annual Report to Security Holders

		21	Subsidiaries of Registrant

		23	Consent of PricewaterhouseCoopers LLP

		24	Power of Attorney

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

(b)	The Company did not file any Report on Form 8-K during the last quarter of 2001.

(c)	The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancorp Connecticut, Inc.
(Registrant)

Date: March 22, 2002	By: /s/ Robert D. Morton
Robert D. Morton
Its Chairman, President and Chief
Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert D. Morton	Chairman, President,	March 22, 2002
Robert D. Morton	Chief Executive
Officer and Director
(Principal Executive Officer)

/s/ Phillip J. Mucha	Chief Financial Officer and	March 22, 2002
Phillip J. Mucha	Treasurer/Secretary (Principal
Financial Officer and
Principal Accounting Officer)

Norbert H. Beauchemin*	Director	March 22, 2002
Norbert H. Beauchemin

Michael J. Karabin*	Director	March 22, 2002
Michael J. Karabin

David P. Kelley*	Director	March 22, 2002
David P. Kelley

Frederick E. Kuhr*	Director	March 22, 2002
Frederick E. Kuhr

Joseph J. LaPorte*	Director	March 22, 2002
Joseph J. LaPorte

Ralph G. Mann*	Director	March 22, 2002
Ralph G. Mann

Andrew J. Meade*	Director	March 22, 2002
Andrew J. Meade

Frank R. Miller*	Director	March 22, 2002
Frank R. Miller

Anthony S. Pizzitola*	Director	March 22, 2002
Anthony S. Pizzitola

Dennis J. Stanek*	Director	March 22, 2002
Dennis J. Stanek

*By: /s/ Robert D. Morton
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

4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)

4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))

10.1*	Employment and Non-Competition Agreement dated as of February 1, 2000, as amended, by and between the Company, the Bank and Robert D. Morton

10.2*	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3*	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4*	Pension Plan of Southington Savings Bank, as amended

10.5*	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30,1996)

10.6*	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

10.7*	Southington Savings Bank Supplemental Executive Retirement Plan, as amended

10.8*

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.9*	Split-Dollar Agreement dated as of August 5, 1996 by and between Trust Company of Connecticut, as trustee, and Robert D. Morton

13.1	Annual Report to Security Holders

21	Subsidiaries of Registrant

23	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney

________________________________________________________
*     Management contract or compensatory plan or arrangement.