Form 10-Q
period 2002-03-31
BANCORP CONNECTICUT INC
filed 2002-05-15
CIK 921746

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
(State or Other Jurisdiction of Incorporation                             (I.R.S. Employer Identification No.)
  or Organization)

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

Common stock, $1.00 par value - 5,172,220 shares as of May 9, 2002

BANCORP CONNECTICUT, INC.

FORM 10-Q

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

	March 31,	December 31,
(dollars in thousands, except per share data) 2002 2001

	(unaudited)	(Note 1)
Assets
Cash and due from banks	$ 18,223	$ 15,906
Federal funds sold	1,620	3,575

Cash and cash equivalents	19,843	19,481

Securities available-for-sale (at market value)	296,741	289,420
Trading account securities	250	-
Federal Home Loan Bank stock	5,090	4,851
Loans	336,986	340,105
Less:
Deferred loan fees	(462)	(556)
Allowance for loan losses	(6,024)	(6,029)

Net loans	330,500	333,520

Due from broker - unsettled security trades	9,193	670
Deferred income taxes	4,624	4,939
Accrued income receivable	4,083	3,882
Premises and equipment, net	3,466	3,580
Foreclosed real estate and repossessed property, net	8	38
Other assets	2,412	2,423

Total assets	$ 676,210	$ 662,804

Liabilities and Shareholders' Equity
Liabilities:
Deposits	$ 421,688	$ 415,737
Funds borrowed	176,248	163,773
Due to broker - unsettled security trades	10,507	17,695
Other liabilities	9,273	9,316

Total liabilities	617,716	606,521

Commitments and Contingencies	-	-
Shareholders' equity:
Preferred stock, no par value: authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $1.00 par value: authorized 7,000,000 shares; issued 6,112,966 shares in 2002 and 6,051,453 shares in 2001	6,113	6,051
Additional paid-in capital	20,924	20,352
Retained earnings	47,361	45,888
Accumulated other comprehensive loss	(2,924)	(3,459)
Treasury stock, at cost: 942,186 shares in 2002 and 921,806 shares in 2001	(12,980)	(12,549)

Total shareholders' equity	58,494	56,283

Total liabilities and shareholders' equity	$ 676,210	$ 662,804

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

	Three Months Ended
	March 31,

(dollars in thousands, except per share data)	2002	2001

	(unaudited)
Interest income:
Interest on loans, including fees	$ 5,960	$ 6,573

Interest and dividends on investment securities:
Interest income	3,746	4,252
Dividend income	469	483
Interest on trading account	-	-

	4,215	4,735

Interest on federal funds sold	6	106
Other interest and dividends	46	126

Total interest income	10,227	11,540

Interest expense:
Savings deposits	355	560
Time deposits	1,761	2,595
NOW accounts	170	384

	2,286	3,539
Interest on borrowed money	2,111	2,817

Total interest expense	4,397	6,356

Net interest income	5,830	5,184
Provision for loan losses	-	110

Net interest income after provision for loan losses	5,830	5,074

Noninterest income:
Net securities (losses) gains	(77)	277
Net trading account gains	20	63
Service charges on deposit accounts	306	237
Gains on sales of loans, originated for sale	202	145
Call options premiums	128	289
Brokerage servicing fees	103	172
Other	179	138

Total noninterest income	861	1,321

Noninterest expense:
Salaries and employee benefits	1,841	1,740
Furniture and equipment	266	269
Net occupancy	159	156
Data processing	181	157
Advertising	155	118
Other	584	633

Total noninterest expense	3,186	3,073

Income before income taxes	3,505	3,322
Provision for income taxes	1,053	991

Net income	$ 2,452	$ 2,331

Average common shares outstanding:
Basic	5,160,489	5,171,341
Diluted	5,438,641	5,435,848
Net income per common share:
Basic	$ 0.48	$ 0.45
Diluted	$ 0.45	$ 0.43

Cash dividend per share	$ 0.190	$ 0.180

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BANCORP CONNECTICUT, INC.
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss Unrealized Losses	Treasury Stock	Total Shareholders' Equity

Balance, December 31, 2000	$ 5,896	$ 18,872	$ 41,699	$ (5,278)	$ (8,873)	$ 52,316

Net income	-	-	2,331	-	-	2,331
Decrease in net unrealized loss on securities available-for-sale	-	-	-	2,600	-	2,600

Total comprehensive income						4,931

Stock options exercised (6,288 shares)	7	37	-	-	-	44
Cash dividends declared ($0.180 per share)	-	-	(931)	-	-	(931)
Treasury stock purchased (36,000 shares)	-	-	-	-	(595)	(595)
Tax benefits related to common stock options exercised	-	90	-	-	-	90

Balance, March 31, 2001	$ 5,903	$ 18,999	$ 43,099	$ (2,678)	$ (9,468)	$ 55,855

Balance, December 31, 2001	$ 6,051	$ 20,352	$ 45,888	$ (3,459)	$ (12,549)	$ 56,283

Net income	-	-	2,452	-	-	2,452
Decrease in net unrealized loss on securities available-for-sale	-	-	-	535	-	535

Total comprehensive income						2,987

Stock options exercised (61,513 shares)	62	401	-	-	-	463
Cash dividends declared ($0.190 per share)	-	-	(979)	-	-	(979)
Treasury stock purchased (20,380 shares)	-	-	-	-	(431)	(431)
Tax benefits related to common stock options exercised	-	171	-	-	-	171

Balance, March 31, 2002	$ 6,113	$ 20,924	$ 47,361	$ (2,924)	$ (12,980)	$ 58,494

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.
	Three Months Ended
	March 31,

(in thousands)	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$ 2,452	$ 2,331

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond premiums (accretion of discounts), net	(102)	(669)
Deferred income tax provision (benefit)	26	(12)
Provision for loan losses	-	110
Gain on sale of foreclosed real estate and repossessed property	(45)	(6)
Gains on sales of loans, originated for sale	(202)	(145)
Proceeds from sales of loans, originated for sale	12,261	8,936
Loans originated for sale	(11,493)	(9,730)
Amortization of deferred loan points	(76)	(28)
Net securities losses (gains)	77	(277)
Net trading account gains	(20)	(63)
Depreciation and amortization	196	194
(Increase) decrease in trading account	(230)	63
(Increase) decrease in accrued income receivable	(201)	63
Decrease in other assets	387	2
Increase in other liabilities	1,158	842

Total adjustments	1,736	(720)

Net cash provided by operating activities	4,188	1,611

Cash flows from investing activities:
Purchases of securities available-for-sale	(50,444)	(88,307)
Proceeds from sales of securities available-for-sale	16,098	66,588
Proceeds from maturities of securities available-for-sale	2,000	-
Paydowns on mortgage-backed securities	9,817	7,236
Purchases of Federal Home Loan Bank stock, net	(239)	(300)
Repayments of loans, net	2,481	9,448
Purchases of premises and equipment, net	(80)	(175)
Proceeds from sales of foreclosed real estate and repossessed property, net	92	41

Net cash used for investing activities	(20,275)	(5,469)

Cash flows from financing activities:
Net increase in time deposits	2,320	1,361
Net increase (decrease) in other deposits	3,631	(1,640)
Net increase in Federal funds purchased and repurchase agreements	7,742	18,766
Proceeds from Federal Home Loan Bank borrowings	10,000	19,800
Repayment of Federal Home Loan Bank borrowings	(5,267)	(42,000)
Proceeds from exercise of stock options	463	44
Repurchase of common stock	(431)	(595)
Cash dividends paid	(2,009)	(931)

Net cash provided by (used for) financing activities	16,449	(5,195)

Net increase (decrease) in cash and cash equivalents	362	(9,053)
Cash and cash equivalents at beginning of period	19,481	23,190

Cash and cash equivalents at end of period	$ 19,843	$ 14,137

Noncash Investing and Financing Activities:
Decrease in net unrealized loss on securities available-for-sale	$ 535	$ 2,600
Transfer of loans to foreclosed real estate/repossessed property	17	29

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.

Note 1 - Basis of Presentation

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Company") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). In the state of Connecticut, the Bank operates four branches including a limited service facility in Southington and three additional branch offices in Cheshire, Kensington and Wallingford. The Cheshire and Kensington branches were opened in April 2001. The Bank has three subsidiaries located in Southington, Connecticut: BCI Financial Corporation ("BCIF"), SSB Mortgage Corporation ("SSBM") and SSB Insurance Services, Inc. ("SSBI"). BCIF is an indirect auto finance subsidiary. SSBM is a passive investment company formed to take advantage of changes in Connecticut state tax statutes. SSBI earns commissions on consumer and business insurance coverage referrals through a joint marketing agreement with an insurance agency. The Bank's primary source of revenue is providing loans to commercial and consumer customers. In July 2001, the Bank effected the change of its charter from a savings bank to a commercial bank, as approved by the Connecticut Banking Commissioner on May 9, 2001. This change was made in order to more closely reflect how the Bank presently conducts its banking operations. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 11, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $28.00 per share in cash. Banknorth is a commercial banking company headquartered in Portland, Maine. The proposed transaction is subject to all required regulatory approvals, the approval by shareholders of the Company and other customary conditions. The proposed transaction is expected to close in the third quarter of 2002. Certain merger costs will be incurred by the Company prior to the expected closing date.

The consolidated condensed statement of condition as of March 31, 2002, the consolidated condensed statements of income, consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001. Results of operations for the three-month period ended March 31, 2002 is not necessarily indicative of results for any other period.

The statement of condition as of December 31, 2001, which has been included for comparative purposes, has been condensed from the audited statements for the year then ended. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. The Company was required to test for impairment any goodwill and intangible assets subsequent to their initial recognition in accordance with the provisions of SFAS 142. The adoption of SFAS 141 and 142 had no impact on the Company's results of operations or its financial position because the Company had no recent business combinations and presently does not have any recorded goodwill or other related intangible assets subject to the provisions of SFAS 142.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale were as follows:

	March 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)

United States Government and agency obligations	$ 36,819	$ 162	$ (1,321)	$ 35,660
Municipal bonds	13,199	257	(196)	13,260
Corporate bonds	19,914	196	(269)	19,841
Federal agency mortgage-backed securities	143,936	561	(1,366)	143,131
Capital trust preferreds	24,784	46	(2,098)	22,732
Money market preferreds	25,701	-	-	25,701
Marketable equity securities	22,064	807	(1,258)	21,613
Mutual funds - broker	14,304	-	-	14,304
Mutual funds - other	518	-	(19)	499

Total	$ 301,239	$ 2,029	$ (6,527)	$ 296,741

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)

United States Government and agency obligations	$ 22,598	$ 194	$ (1,915)	$ 20,877
Municipal bonds	13,177	127	(104)	13,200
Corporate bonds	14,769	164	(184)	14,749
Federal agency mortgage-backed securities	156,977	547	(1,739)	155,785
Capital trust preferreds	28,796	205	(1,924)	27,077
Money market preferreds	27,701	-	-	27,701
Marketable equity securities	20,875	546	(1,247)	20,174
Mutual funds - broker	9,531	-	-	9,531
Mutual funds - other	318	8	-	326

Total	$ 294,742	$ 1,791	$ (7,113)	$ 289,420

Note 3 - Loans

The composition of the loan portfolio was as follows:

	March 31, 2002	December 31, 2001

	(in thousands)

Commercial	$ 92,806	$ 90,830
Commercial real estate	52,712	53,338
Residential real estate	102,940	107,791
Real estate construction	7,016	5,379
Consumer	81,512	82,767

	336,986	340,105
Less:
Deferred loan fees	(462)	(556)
Allowance for loan losses	(6,024)	(6,029)

Total	$ 330,500	$ 333,520

Note 4 - Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,

	2002	2001

	(in thousands)

Balance, beginning of year	$ 6,029	$ 6,019
Provision for loan losses	-	110
Loans charged-off	(51)	(77)
Recoveries	46	19

Balance, end of period	$ 6,024	$ 6,071

Note 5 - Nonperforming Assets

The balances of nonperforming assets were as follows:
	March 31, 2002	December 31, 2001

	(dollars in thousands)
Nonaccrual loans:
Commercial	$ 57	$ 70
Commercial real estate	48	53
Residential real estate	198	221
Consumer	7	23

Total nonaccrual loans	310	367
Accruing loans past due 90 days or more	-	-

Total nonperforming loans	310	367
Foreclosed real estate, net	-	30
Repossessed automobiles	8	8

Total nonperforming assets	$ 318	$ 405

Nonperforming loans as a percentage of total loans	0.09%	0.11%

Nonperforming assets as a percentage of total assets	0.05%	0.06%

Restructured loans in compliance with modified terms not included above	$ 461	$ 464

Note 6 - Deposits

Deposits consisted of the following:

	March 31, 2002	December 31, 2001

	(in thousands)

Noninterest-bearing demand deposits	$ 45,228	$ 48,516
NOW accounts	62,266	64,362
Regular savings	81,116	78,500
Money market savings	48,487	42,088
Certificates of deposit - under $100,000	139,950	139,046
Certificates of deposit - $100,000 and over	44,127	42,951
Club accounts	514	274

Total	$ 421,688	$ 415,737

Note 7 - Funds Borrowed

Funds borrowed consisted of the following:

	March 31,	December 31,
	2002	2001

	(in thousands)

Federal funds purchased	$ 500	$ 1,725
Securities sold under repurchase agreements - Broker	63,600	55,100
Securities sold under repurchase agreements - Customer	12,615	12,148

	76,715	68,973
Federal Home Loan Bank advances	99,533	94,800

Total	$ 176,248	$ 163,773

Note 8 - Per Common Share Data

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three months ended March 31, 2002 and 2001 were as follows:

	2002	2001

Basic	5,160,489	5,171,341
Effects of dilutive stock options	278,152	264,507

Diluted	5,438,641	5,435,848

Note 9 - Shareholders' Equity

The following table presents the components and related tax effects allocated to other comprehensive loss for the three-month period ended March 31, 2002:

	Before	Tax	Net
	Tax	(Benefit)	of Tax
	Amount	Expense	Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 747	$ 262	$ 485
Less: reclassification adjustment for losses realized in net income	(77)	(27)	(50)

Net unrealized gains on securities	$ 824	$ 289	$ 535

The following table presents the components and related tax effects allocated to other comprehensive loss for the three-month period ended March 31, 2001:

	Before		Net
	Tax	Tax	of Tax
	Amount	Expense	Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 4,216	$ 1,433	$ 2,783
Less: reclassification adjustment for gains realized in net income	277	94	183

Net unrealized gains on securities	$ 3,939	$ 1,339	$ 2,600

In April 2000, the Company's Board of Directors voted to authorize a share-buyback program of up to 5% (262,000) of its then outstanding shares of common stock over the next year. In April 2001, this share-buyback program was terminated in accordance with its terms. Pursuant to that program, the Company purchased 101,000 shares of its outstanding shares of common stock at an average price of $15.24 per share, or 1.9% of its outstanding shares as of April 2000 and April 2001.

In April 2001, the Company's Board of Directors voted to authorize a new share-buyback program of up to 10% (515,000) of its then outstanding shares of common stock over the next year. In April 2002, this share-buyback program was terminated in accordance with its terms. Pursuant to that program, the Company purchased 185,350 shares of its outstanding shares of common stock at an average price of $18.95 per share, or 3.6% of its outstanding shares as of April 2001 and April 2002. In light of the aforementioned definitive agreement between Banknorth Group, Inc. and the Company, the Company has not instituted another share-buyback program.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE MONTH PERIODS
ENDED MARCH 31, 2002 AND 2001

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

On April 11, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $28.00 per share in cash. Banknorth is a commercial banking company headquartered in Portland, Maine. The proposed transaction is subject to all required regulatory approvals, the approval by shareholders of the Company and other customary conditions. The proposed transaction is expected to close in the third quarter of 2002. Certain merger costs will be incurred by the Company prior to the expected closing date.

Changes in Financial Condition

Investments - Securities available-for-sale increased $7,321,000 or 2.5% to $296,741,000 as of March 31, 2002 from $289,420,000 as of December 31, 2001. Activity in the investment portfolio is undertaken primarily to improve net interest income, over time, by taking advantage of market conditions to enhance returns on these investments. Purchases of securities net of proceeds from maturities and sales (excluding net realized losses) and pay-downs on Federal agency mortgage-backed securities amounted to $6,395,000. Net unrealized losses (excluding the effective income tax benefits) in the securities portfolio totaled $4,498,000 as of March 31, 2002, a decrease of $824,000, compared to unrealized losses of $5,322,000 as of December 31, 2001. This decrease in net unrealized losses of $824,000 was primarily a result of a certain amount of restructuring with respect to the bond portfolio whereby investment maturities and pay-downs on Federal agency mortgage-backed securities were reinvested in shorter-term investments.

As of March 31, 2002, $25,701,000 of the securities portfolio was comprised of money market preferred stocks. These securities are highly liquid, generally reprice every 49 days and are subject to the tax advantages of the Federal dividends received deduction in 2002 and 2001. In addition, $14,304,000 of the securities portfolio consisted of U.S. Government and Federal agency par value mutual funds that are available for withdrawal on a daily basis.

Loans - Loans decreased $3,119,000 or 0.9% to $336,986,000 as of March 31, 2002 from $340,105,000 as of December 31, 2001 primarily as a result of a reduced residential loan portfolio due to higher loan refinances and prepayments in light of the continued low interest rate environment. Residential real estate loans, which represented 30.5% of the loan portfolio as of quarter-end, decreased by $4,851,000 or 4.5%. Of this decrease, $1,675,000 was represented by residential real estate loans held for sale. The Bank's primary focus with respect to residential real estate loans continues to be origination for sale, on a servicing released basis, or referral to third parties. Commercial loans and commercial real estate loans increased $1,350,000 or 0.9% and represented 43.2% of the loan portfolio as of March 31, 2002. Real estate construction loans increased $1,637,000 or 30.4%. Consumer loans decreased $1,255,000 or 1.5%, also as a result of higher refinances in light of the continued low interest rate environment, and represented 24.2% of the loan portfolio at quarter-end.

Deposits - Total deposits increased $5,951,000 or 1.4% to $421,688,000 as of March 31, 2002 from $415,737,000 as of December 31, 2001. Core deposit categories reflected a net increase of $3,631,000 or 1.6%, due to higher money market savings and regular savings account balances of $6,399,000 and $2,616,000, respectively, partially offset by lower noninterest-bearing demand deposits and NOW accounts of $3,288,000 and $2,096,000, respectively. This core deposit increase was supplemented by a rise in certificates of deposit and club accounts of $2,320,000 or 1.3%.

Borrowings - Funds borrowed increased $12,475,000 or 7.6% from $163,773,000 as of December 31, 2001 to $176,248,000 as of March 31, 2002. This increase in borrowed funds was principally utilized to fund unsettled security trades as of December 31, 2001. Federal funds purchased and securities sold under agreements to repurchase increased $7,742,000 or 11.2% to $76,715,000 as of quarter-end from $68,973,000 as of December 31, 2001 as repurchase agreements to broker/dealers increased $8,500,000. Advances from the Federal Home Loan Bank of Boston (the "FHLB") increased by $4,733,000 or 5.0% to $99,533,000 as of March 31, 2002 compared to $94,800,000 as of year-end 2001. Advances and broker/dealer repurchase agreements (i.e. borrowings) are used primarily to match certain loan originations and security purchases, to manage the maturities of interest-bearing liabilities, and to meet certain short-term liquidity needs as part of the Bank's overall asset/liability management strategy.

Changes in Results of Operations

Earnings - Net income for the quarter ended March 31, 2002 was $2,452,000 or $0.45 per diluted share compared to $2,331,000 or $0.43 per diluted share for the first quarter of 2001, an increase of 5.2%. The increase in earnings is mainly the result of a higher base of earning assets and a 12.5% increase in net interest income partially offset by lower combined securities and trading account net gains (losses). The resultant annualized return on average assets for the quarter ended March 31, 2002 was 1.50% compared to 1.49% for the same quarter last year. The return on average equity was 16.91% compared to 17.21% the previous year. The decrease in the return on average equity was due to the previously mentioned decrease in net unrealized losses in the securities portfolio, the increase in retained earnings and issuance of common stock as a result of stock option exercises, which increased average equity, partially offset by the common stock purchases under the Company's share-buyback program, which reduced average equity.

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

Average interest-earning assets increased by $26,479,000 or 4.3% to $635,991,000 for the three months ended March 31, 2002 from $609,512,000 for the same quarter in 2001 mainly as a result of an increase in loans of $22,731,000 which were funded by an inflow of funds from core deposits.

For the three months ended March 31, 2002, net interest income of $6,049,000, on a tax equivalent basis, increased $666,000 or 12.4% compared to the $5,383,000 for the same period in 2001. This increase is the result of the effect of a higher level of average interest-earning assets of $26,479,000 for the quarter ended March 31, 2002 as compared to the same period in 2001 coupled with a 27 basis point rise in the net interest margin between the two quarterly periods. Average noninterest-bearing demand deposits, which increased by $6,742,000 or 16.9% during the first quarter of 2002 compared to the same quarter in 2001, helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income, on a tax equivalent basis, to average interest-earning assets (net interest margin) was 3.80% for the quarter ended March 31, 2002 compared to 3.53% for the same period in 2001. The interest rate spread, the difference between the average interest rate on earning assets and interest-bearing liabilities, on a tax equivalent basis, was 3.32% in 2002 compared to 2.84% in 2001. Average yields on interest-earning assets declined 113 basis points while the overall interest rate on interest-bearing liabilities decreased 161 basis points between the two three-month periods. The greater decrease in the interest rate on interest-bearing liabilities primarily reflects the continued repricing of certificates of deposit in a lower interest rate environment without essentially any further drop in the market rates of interest, including the prime lending rate.

Provision for Loan Losses - For the three months ended March 31, 2002 and 2001, the provisions for loan losses were $0 and $110,000, respectively. No provision for loan losses was provided during the first quarter of 2002 in light of the level of net loan charge-offs, negative loan growth and the historically low level of nonperforming loans.

Net loan charge-offs totaled $5,000 for the first quarter of 2002 compared to $58,000 for the same period in 2001. The allowance for loan losses was $6,024,000 or 1.79% of outstanding loans as of March 31, 2002 compared to $6,029,000 or 1.77% of outstanding loans as of December 31, 2001 and $6,071,000 or 1.92% of outstanding loans as of March 31, 2001. Nonperforming loans were $310,000 as of March 31, 2002, $367,000 as of December 31, 2001 and $618,000 as of March 31, 2001, representing .09%, .11% and .20%, respectively, of outstanding loans.

Management regularly monitors and has established a formal process for determining the adequacy of the allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates (percentages) that result from analyzing certain individual loans (including impaired loans), and specific loan types. The policy of the Bank is to review all commercial loans and delinquent consumer loans quarterly. Up to a total of nine risk rating classifications are used to describe the credit risk associated with commercial and consumer loans. Within these classifications, the problem loan categories are: "substandard," "doubtful" and "loss." Loans designated loss are charged-off quarterly. A risk factor is assigned by loan type to loans within each classification in determining the respective allowance. For loans that are analyzed individually, third-party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (1-4 family), management's analysis consists of reviewing delinquency trends, historical charge-off experience, prevailing economic conditions, size and current composition of the loan portfolio, collateral value trends and other relevant factors. In determining the percentages to be allocated to the various loan types and the resultant unallocated portion of the allowance, management utilizes a long economic cycle to estimate net loan charge-off percentages for specific portfolios. While this economic cycle method anticipates net charge-offs over the estimated remaining lives of specific portfolios and supports the percentages used to determine the allowance, actual net charge-offs in recent years have been below this average. In addition to the assessment performed by management, the Bank's loan portfolio is subjected to an annual external credit review function and examination by its regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses.

Noninterest Income - Total noninterest income decreased $460,000 or 34.8% to $861,000 in the first quarter of 2002 as compared to $1,321,000 for the same period in 2001. Core noninterest income, as shown in the following table, decreased by $63,000 or 6.4% to $918,000 in 2002 from $981,000 in 2001. The following table presents a comparison of the components of noninterest income.

	Three Months Ended March 31,		Increase (Decrease)

	2002	2001	Amount	Percent

(dollars in thousands)

Service charges on deposit accounts	$ 306	$ 237	$ 69	29.1%
Gains on sales of loans, originated for sale	202	145	57	39.3
Call options premiums	128	289	(161)	(55.7)
Brokerage servicing fees	103	172	(69)	(40.1)
Other	179	138	41	29.7

Core noninterest income	918	981	(63)	(6.4)
Net securities (losses) gains	(77)	277	(354)	(127.8)
Net trading account gains	20	63	(43)	(68.3)

Total noninterest income	$ 861	$ 1,321	$ (460)	(34.8)

The rise in service charges on deposit accounts is primarily the result of price increases during the first quarter of 2002, increased collection efforts implemented in connection with management's initiative to improve the Bank's overall fee income and a $12,000 volume increase in fees generated from the Bank's SSB ATM/Debit card product for its retail customers. The gains on sales of loans, originated for sale, increased $57,000 primarily reflecting higher income from loans purchased for sale into the secondary market by BCIF, the Bank's indirect auto finance company. Call options premiums declined by $161,000 as a result of decreased activity. The Company sells call options on certain of its equity securities as a means of enhancing its overall rate of return on these investments. Pursuant to the previously mentioned definitive agreement with Banknorth Group, Inc., the Company is precluded from acquiring equity securities, as defined therein, without the prior written consent of Banknorth Group, Inc., except for equity securities that are permissible investments for a national bank. Accordingly, the Company's income from the sale of call options in future periods may be substantially below historical levels. Brokerage servicing fees decreased $69,000 due to lower sales volume as a result of the current unsettled market conditions.

Management regularly reviews the Company's securities available-for-sale portfolio for individual securities that have significantly declined in fair value from their amortized cost basis for an extended period of time. The evaluation includes the amount and duration of the fair value decline, changes in credit ratings and the business outlook for the company. When a decline in fair value is deemed to be "other than temporary", the amortized cost basis of the individual security is written down to fair value. The amount of the write-down is included in earnings as a realized loss. Included in net securities losses for the three months ended March 31, 2002 are $60,000 of net securities losses realized on sales of securities available-for-sale and $17,000 of losses resulting from the write-down of certain equity securities determined to have "other than temporary" declines in fair value. There was no "other than temporary" write-downs for the quarter ended March 31, 2001.

Noninterest Expense - Operating expenses increased $113,000 or 3.7% to $3,186,000 in the first quarter of 2002 from $3,073,000 for the same period in 2001. The Company's efficiency ratio was 47.82% during the first quarter of 2002 compared to 49.39% for the same period in 2001. The improvement in the efficiency ratio for 2002 was primarily due to the increase in net interest income between the two quarters.

Salaries and employee benefits were $101,000 or 5.8% higher in 2002 compared to 2001. This increase primarily reflects scheduled employee annual salary increases and $69,000 of higher pension expense as a result of changes in actuarial assumptions. Staffing costs resulting from two new branch facilities opened in April 2001 were offset with reduced employee levels in other areas of the Company.

Net occupancy expense increased $3,000 or 1.9% in 2002 compared to 2001. Reduced outside maintenance services of $19,000 as a result of better weather conditions in 2002 was offset by a $19,000 increase in rental expense primarily related to the two new branch facilities and lower rental income.

Data processing expense increased $24,000 or 15.3% to $181,000 in 2002 compared to $157,000 in 2001. This increase was mainly the result of a $7,000 increase in ATM processing charges due to volume and new services and a $9,000 increase in charges related to the Bank's in-house computer processing operations.

Advertising expense increased $37,000 or 31.4% to $155,000 for the first quarter of 2002 compared to $118,000 for the same period in 2001 primarily as a result of budgeted increases in advertising expenditures to promote the Bank and its products.

The decrease in other noninterest expenses of $49,000 reflects the increase in net foreclosed real estate and repossessed property recoveries that amounted to $41,000 in the first quarter of 2002 versus $3,000 for the same period in 2001. Exclusive of net foreclosed real estate and repossessed property recoveries, the $11,000 or 1.7% decrease in other noninterest expenses reflects a net decrease in a number of miscellaneous expense categories.

Provision for Income Taxes - The provision for income taxes for the three months ended March 31, 2002 and 2001 was $1,053,000 and $991,000, respectively, representing effective tax rates of 30.0% and 29.8%, respectively. The effective income tax rates are below statutory rates primarily as a result of the dividends received deduction and the existence of the passive investment company, which eliminates state income taxes.

Liquidity - The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of a banking institution's sources and uses of funds. The Bank's Asset Liability Committee is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of March 31, 2002, that liquidity as measured by the Company is well in excess of its minimum guidelines.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from the Federal Home Loan Bank of Boston (the "FHLB") and securities sold under repurchase agreements and maturities and prepayments of its securities. Such sources are supplemented by Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 2002 or 2001, and none were outstanding as of March 31, 2002.

The Bank is a member of the FHLB, which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of March 31, 2002, the Bank's potential borrowing capacity totaled $107,447,000. The Bank's actual FHLB borrowings on that date were $99,533,000. Based upon unencumbered securities as of March 31, 2002, the Bank had the ability to increase its potential borrowing capacity at the FHLB to $149,953,000 as of March 31, 2002.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the three months ended March 31, 2002 and 2001 and is summarized below.

During the current quarter, cash and cash equivalents increased by $362,000, as net cash provided by operating and financing activities of $20,637,000 exceeded the net cash used for investing activities of $20,275,000.

Net cash used for investing activities of $20,275,000 for the three months ended March 31, 2002 primarily reflects a net increased investment in securities in the amount of $22,529,000 partially offset by net repayments of loans totaling $2,481,000.

The net cash provided by financing activities of $16,449,000 for the quarter ended March 31, 2002 is mainly due to a net increase in Federal funds purchased and repurchase agreements of $7,742,000, funds borrowed from the FHLB of $4,733,000 and deposits of $5,951,000 partially offset by cash dividends paid of $2,009,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

				To Be Well Capitalized
				Under Prompt Corrective
	Actual			Action Provisions

	Amount	Ratio		Amount		Ratio

As of March 31, 2002:
Total Capital (to Risk Weighted Assets)	$ 65,751	14.41%	>/=	$ 45,629	>/=	10.0%
Tier I Capital (to Risk Weighted Assets)	60,043	13.16	>/=	27,378	>/=	6.0
Tier I Capital (to Average Assets)	60,043	9.20	>/=	32,647	>/=	5.0

A special cash dividend of $0.20 per share was declared by the Board of Directors of the Company on December 19, 2001 that was paid on January 15, 2002 to shareholders of record on January 2, 2002. This special dividend represented the return of a portion of the Company's accumulated retained earnings in light of its strong capital position as of year-end 2001. On January 16, 2002, the Board of Directors of the Company declared a cash dividend of $0.19 per common share that was paid on February 15, 2002 to shareholders of record on February 1, 2002. Subsequent to March 31, 2002, the Board of Directors of the Company declared a cash dividend of $0.19 per common share payable on May 15, 2002 to shareholders of record on May 1, 2002. Pursuant to the aforementioned definitive agreement between Banknorth Group, Inc. and the Company, the Company is precluded from paying dividends except for regular quarterly dividends not to exceed $0.19 per common share without the prior written consent of Banknorth Group, Inc.

In April 2000, the Company's Board of Directors voted to authorize a share-buyback program of up to 5% (262,000) of its then outstanding shares of common stock over the next year. In April 2001, this share-buyback program was terminated in accordance with its terms. Pursuant to that program, the Company purchased 101,000 shares of its outstanding shares of common stock at an average price of $15.24 per share, or 1.9% of its outstanding shares as of April 2000 and April 2001.

In April 2001, the Company's Board of Directors voted to authorize a new share-buyback program of up to 10% (515,000) of its then outstanding shares of common stock over the next year. In April 2002, this share-buyback program was terminated in accordance with its terms. Pursuant to that program, the Company purchased 185,350 shares of its outstanding shares of common stock at an average price of $18.95 per share, or 3.6% of its outstanding shares as of April 2001 and April 2002. In light of the aforementioned definitive agreement between Banknorth Group, Inc. and the Company, the Company has not instituted another share-buyback program.

The per share market value of the Company common stock as of March 31, 2002 was $22.50 or 199% of its book value of $11.31 per share. As of December 31, 2001, the per share market value was $19.50 or 178% of its book value of $10.97 per share. As previously discussed, on April 11, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $28.00 per share in cash. The common stock closed at $27.89 on May 9, 2002.

Average Statements of Condition, Net Interest Income and Interest Rates (a)
	Three Months Ended March 31,

	2002			2001

	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate(c)	Balance	Interest	Rate(c)

Assets
Interest-earning assets:
Loans(b)	$ 339,873	$ 5,960	7.01%	$ 317,142	$ 6,573	8.29%
Taxable investment securities(c)	277,547	4,218	6.08%	271,878	4,824	7.10%
Municipal bonds - tax exempt(c)	11,947	216	7.23%	5,608	110	7.85%
Federal funds sold	1,175	6	2.04%	7,500	106	5.65%
Other interest-earning assets	5,449	46	3.38%	7,384	126	6.83%

Total interest-earning assets	635,991	10,446	6.57%	609,512	11,739	7.70%

Noninterest-earning assets	17,758			14,431

Total Assets	$ 653,749			$ 623,943

Liabilities and Equity
Interest-bearing liabilities:
NOW and savings deposits	$ 187,644	525	1.12%	$ 148,190	944	2.55%
Time deposits	183,659	1,761	3.84%	186,325	2,595	5.57%
Federal funds purchased and repurchase agreements	71,768	822	4.58%	60,366	838	5.55%
Federal Home Loan Bank advances	98,430	1,289	5.24%	128,154	1,979	6.18%

Total interest-bearing liabilities	541,501	4,397	3.25%	523,035	6,356	4.86%

Noninterest-bearing liabilities:
Demand deposits	46,704			39,962
Other	7,540			6,778
Shareholders' equity	58,004			54,168

Total Liabilities and Shareholders' Equity	$ 653,749			$ 623,943

Net interest income on a tax equivalent basis(c)		6,049			5,383
Tax equivalent adjustment		(219)			(199)

Net interest income		$ 5,830			$ 5,184

Net interest spread (tax equivalent basis)			3.32%			2.84%

Net interest margin (tax equivalent basis)			3.80%			3.53%

(a)   Computed on an annualized basis.

(b)   Average balances for loans include nonaccrual and renegotiated balances.

(c)   Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% and a state income tax rate of 0% in 2002 and 2001, respectively.

Rate/Volume Analysis
	Three Months Ended March 31, 2002
	Compared to 2001

	Increase (Decrease)
	Due to

(in thousands)	Volume	Rate	Net(1)

Interest earned on:
Loans	$ 448	$ (1,061)	$ (613)
Taxable investment securities	99	(705)	(606)
Municipal bonds - tax exempt	115	(9)	106
Federal funds sold	(57)	(43)	(100)
Other interest-earning assets	(27)	(53)	(80)

Total interest income	578	(1,871)	(1,293)
Interest paid on:
NOW and savings deposits	206	(625)	(419)
Time deposits	(37)	(797)	(834)
Federal funds purchased and repurchase agreements	144	(160)	(16)
Federal Home Loan Bank advances	(417)	(273)	(690)

Total interest expense	(104)	(1,855)	(1,959)

Change in net interest income	$ 682	$ (16)	$ 666

(1) The change in interest due to both tax equivalent rate and volume has been allocated to changes due to volume and changes due to tax equivalent rate in proportion to the relationship of the absolute dollar amounts of the change in each.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company and the Bank to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including consummation of the acquisition of the Company by Banknorth Group, Inc., any projections of earnings, revenues, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the general risks associated with the delivery of financial products and services, fluctuating investment returns, rapid technological changes, competition, as well as other risks that are described from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"). The Company assumes no obligations to update these forward-looking statements.

The Company will be filing relevant documents concerning the merger with the SEC, including a proxy statement. WE URGE INVESTORS TO READ THESE DOCUMENTS BECAUSE THEY CONTAIN IMPORTANT INFORMATION. Investors will be able to obtain these documents free of charge at the SEC's website, www.sec.gov. In addition, documents filed with the SEC by the Company will be available free of charge from the Secretary of the Company (Phillip J. Mucha, Secretary, Bancorp Connecticut, Inc., 121 Main Street, Southington, Connecticut 06489, telephone (860) 628-0351). The directors and executive officers of the Company may be deemed to be participants in the solicitation of proxies to approve the merger. Information about the directors and executive officers of the Company and ownership of Company common stock is set forth in the Company's proxy statement dated March 25, 2002 as filed with the SEC. Additional information about the interests of those participants may be obtained from reading the definitive proxy statement regarding the proposed acquisition when it becomes available. THE COMPANY INVESTORS SHOULD READ THE PROXY STATEMENT AND OTHER DOCUMENTS TO BE FILED WITH THE SEC CAREFULLY BEFORE MAKING A DECISION CONCERNING THE MERGER.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the Bank is exposed are interest rate risk and equity risk. The majority of the Bank's interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.

The Bank manages interest rate risk through an Asset Liability Committee comprised of certain directors and certain members of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis report and a simulation model. Traditional gap analysis identifies short and long-term interest rate positions or exposure. The simulation model measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of March 31, 2002 and December 31, 2001 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is within the Bank's established 10% of net interest income tolerance limit.

The Company's market risk also includes equity price risk. The Company's marketable equity securities portfolio had unrealized net losses of $451,000, consisting of $1,258,000 of losses and $807,000 of gains, as of March 31, 2002 which is included, net of taxes, in accumulated other comprehensive loss, a separate component of the Company's shareholders' equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's shareholders' equity would decrease as a result of unrealized losses and potential write-downs of certain equity securities due to declines in fair value deemed to be "other than temporary" would be included in earnings as a realized loss.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

                    Not applicable

Item 2.         Changes in Securities and Use of Proceeds

                    Not applicable

Item 3.         Defaults Upon Senior Securities

                    Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

                    Not applicable

Item 5.        Other Information

On April 11, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $28.00 per share in cash. Banknorth is a commercial banking company headquartered in Portland, Maine. The proposed transaction is subject to all required regulatory approvals, the approval by shareholders of the Company and other customary conditions. The proposed transaction is expected to close in the third quarter of 2002. Certain merger costs will be incurred by the Company prior to the expected closing date.

Item 6.          Exhibits and Reports on Form 8-K

               (a)  Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 10, 2002, between Bancorp Connecticut, Inc. and Banknorth Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K/A (Amendment No. 1) dated April 11, 2002)

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

10.1

Employment and Non-Competition Agreement dated as of February 1, 2000, as amended, by and between the Company, the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.2	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.5	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)

10.6	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))

10.7

Southington Savings Bank Supplemental Executive Retirement Plan, as amended (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.9

Split-Dollar Agreement dated as of August 5, 1996 by and between Trust Company of Connecticut, as Trustee, and Robert D. Morton (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

(b)  Reports on Form 8-K

The registrant did not file any Report on Form 8-K during the first quarter of 2002.  However, the Registrant subsequently filed Form 8-K's on the following dates indicated.

1.  Report Date: April 11, 2002

Item 5.     Other Events and Regulation FD Disclosure

The Company filed its press release dated April 11, 2002 announcing that the Company had entered into an Agreement and Plan of Merger with Banknorth Group, Inc.

2.  Report Date: April 11, 2002 (Form 8-K/A - Amendment No. 1)

Item 5.     Other Events and Regulation FD Disclosure

The Company filed the Agreement and Plan of Merger, dated as of April 10, 2002, between the Company and Banknorth Group, Inc.

3.  Report Date:   April 17, 2002

Item 5.     Other Events

The Company reported its share-buyback program adopted on April 18, 2001 terminated in accordance with its terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bancorp Connecticut, Inc. (Registrant)
Date: May 10, 2002	/s/ Robert D. Morton Robert D. Morton Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2002	/s/ Phillip J. Mucha Phillip J. Mucha Chief Financial Officer and Treasurer/Secretary (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 10, 2002, between Bancorp Connecticut, Inc. and Banknorth Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K/A (Amendment No. 1) dated April 11, 2002)

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
10.1

Employment and Non-Competition Agreement dated as of February 1, 2000, as amended, by and between the Company, the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.2	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)
10.3	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)
10.4	Pension Plan of Southington Savings Bank, as amended (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.5	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)
10.6	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))
10.7

Southington Savings Bank Supplemental Executive Retirement Plan, as amended (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8

Employment and Non-Competition Agreement dated as of February 1, 2000, by and between the Company, the Bank and Phillip J. Mucha (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.9

Split-Dollar Agreement dated as of August 5, 1996 by and between Trust Company of Connecticut, as Trustee, and Robert D. Morton (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)