Form 10-Q
period 2002-06-30
BANCORP CONNECTICUT INC
filed 2002-08-14
CIK 921746

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common stock, $1.00 par value - 5,178,220 shares as of August 8, 2002

BANCORP CONNECTICUT, INC.

FORM 10-Q

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
BANCORP CONNECTICUT, INC.

(dollars in thousands, except per share data)	June 30, 2002	December 31, 2001

	(unaudited)	(Note 1)
Assets
Cash and due from banks	$ 16,606	$ 15,906
Federal funds sold	3,075	3,575

Cash and cash equivalents	19,681	19,481

Securities available-for-sale (at market value)	285,433	289,420
Federal Home Loan Bank stock	5,090	4,851
Loans	351,743	340,105
Less:
Deferred loan fees	(452)	(556)
Allowance for loan losses	(5,645)	(6,029)

Net loans	345,646	333,520

Accrued income receivable	4,455	3,882
Deferred income taxes	3,341	4,939
Premises and equipment, net	3,332	3,580
Due from broker - unsettled security trades	1,113	670
Foreclosed real estate and repossessed property, net	-	38
Other assets	2,916	2,423

Total assets	$ 671,007	$ 662,804

Liabilities and Shareholders' Equity
Liabilities:
Deposits	$ 432,495	$ 415,737
Funds borrowed	167,730	163,773
Due to broker - unsettled security trades	-	17,695
Other liabilities	9,252	9,316

Total liabilities	609,477	606,521

Commitments and Contingencies	-	-

Shareholders' equity:
Preferred stock, no par value: authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $1.00 par value: authorized 7,000,000 shares; issued 6,120,406 shares in 2002 and 6,051,453 shares in 2001	6,120	6,051
Additional paid-in capital	21,050	20,352
Retained earnings	47,956	45,888
Accumulated other comprehensive loss	(616)	(3,459)
Treasury stock, at cost: 942,186 shares in 2002 and 921,806 shares in 2001	(12,980)	(12,549)

Total shareholders' equity	61,530	56,283

Total liabilities and shareholders' equity	$ 671,007	$ 662,804

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

	Three Months Ended June 30,

(dollars in thousands, except per share data)	2002	2001

	(unaudited)
Interest income:
Interest on loans, including fees	$ 5,903	$ 6,300

Interest and dividends on investment securities:
Interest income	3,873	4,089
Dividend income	367	407
Interest on trading account	-	2

	4,240	4,498

Interest on Federal funds sold	2	9
Other interest and dividends	48	89

Total interest income	10,193	10,896

Interest expense:
Savings deposits	356	545
Time deposits	1,654	2,415
NOW accounts	150	384

	2,160	3,344
Interest on borrowed money	2,129	2,237

Total interest expense	4,289	5,581

Net interest income	5,904	5,315
Provision for loan losses	400	-

Net interest income after provision for loan losses	5,504	5,315

Noninterest income:
Net securities (losses) gains	(428)	98
Net trading account gains	4	31
Service charges on deposit accounts	343	274
Gains on sales of loans, originated for sale	138	189
Call options premiums	47	148
Brokerage servicing fees	95	127
Other	165	195

Total noninterest income	364	1,062

Noninterest expense:
Salaries and employee benefits	1,918	1,789
Furniture and equipment	272	300
Net occupancy	164	154
Data processing	181	174
Advertising	25	130
Merger-related	401	-
Other	491	618

Total noninterest expense	3,452	3,165

Income before income taxes	2,416	3,212
Provision for income taxes	838	1,007

Net income	$ 1,578	$ 2,205

Average common shares outstanding:
Basic	5,171,848	5,129,690
Diluted	5,529,551	5,426,728
Net income per common share:
Basic	$ 0.31	$ 0.43
Diluted	$ 0.29	$ 0.41

Cash dividend per share	$ 0.19	$ 0.19

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
BANCORP CONNECTICUT, INC.

	Six Months Ended June 30,

(dollars in thousands, except per share data)	2002	2001

	(unaudited)
Interest income:
Interest on loans, including fees	$ 11,863	$ 12,873

Interest and dividends on investment securities:
Interest income	7,619	8,341
Dividend income	836	890
Interest on trading account	-	2

	8,455	9,233

Interest on Federal funds sold	8	115
Other interest and dividends	94	215

Total interest income	20,420	22,436

Interest expense:
Savings deposits	711	1,105
Time deposits	3,415	5,010
NOW accounts	320	768

	4,446	6,883
Interest on borrowed money	4,240	5,054

Total interest expense	8,686	11,937

Net interest income	11,734	10,499
Provision for loan losses	400	110

Net interest income after provision for loan losses	11,334	10,389

Noninterest income:
Net securities (losses) gains	(505)	375
Net trading account gains	24	94
Service charges on deposit accounts	649	511
Gains on sales of loans, originated for sale	340	334
Call options premiums	175	437
Brokerage servicing fees	198	299
Other	344	333

Total noninterest income	1,225	2,383

Noninterest expense:
Salaries and employee benefits	3,759	3,529
Furniture and equipment	538	569
Net occupancy	323	310
Data processing	362	331
Advertising	180	248
Merger-related	401	-
Other	1,075	1,251

Total noninterest expense	6,638	6,238

Income before income taxes	5,921	6,534
Provision for income taxes	1,891	1,998

Net income	$ 4,030	$ 4,536

Average common shares outstanding:
Basic	5,166,200	5,150,401
Diluted	5,490,631	5,432,165
Net income per common share:
Basic	$ 0 .78	$ 0.88
Diluted	$ 0.73	$ 0.84

Cash dividend per share	$ 0.38	$ 0.37

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BANCORP CONNECTICUT, INC.
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity

Balance, December 31, 2000	$ 5,896	$ 18,872	$ 41,699	$ (5,278)	$ (8,873)	$ 52,316

Net income	-	-	4,536	-	-	4,536
Decrease in net unrealized loss on securities available-for-sale	-	-	-	2,542	-	2,542

Total comprehensive income						7,078

Stock options exercised (60,341 shares)	61	478	-	-	-	539
Cash dividends declared ($0.37 per share)	-	-	(1,911)	-	-	(1,911)
Treasury stock purchased (135,170 shares)	-	-	-	-	(2,453)	(2,453)
Tax benefits related to common stock options exercised	-	170	-	-	-	170

Balance, June 30, 2001	$ 5,957	$ 19,520	$ 44,324	$ (2,736)	$ (11,326)	$ 55,739

Balance, December 31, 2001	$ 6,051	$ 20,352	$ 45,888	$ (3,459)	$ (12,549)	$ 56,283

Net income	-	-	4,030	-	-	4,030
Decrease in net unrealized loss on securities available-for-sale	-	-	-	2,885	-	2,885
Minimum pension liability adjustment	-	-	-	(42)	-	(42)

Total comprehensive income						6,873

Stock options exercised (68,953 shares)	69	487	-	-	-	556
Cash dividends declared ($0.38 per share)	-	-	(1,962)	-	-	(1,962)
Treasury stock purchased (20,380 shares)	-	-	-	-	(431)	(431)
Tax benefits related to common stock options exercised	-	211	-	-	-	211

Balance, June 30, 2002	$ 6,120	$ 21,050	$ 47,956	$ (616)	$ (12,980)	$ 61,530

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
BANCORP CONNECTICUT, INC.

	Six Months Ended June 30,

(in thousands)	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$ 4,030	$ 4,536

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of bond premiums (accretion of discounts), net	(237)	(1,167)
Deferred income tax provision	44	53
Provision for loan losses	400	110
Gain on sale of foreclosed real estate and repossessed property	(82)	(19)
Gains on sales of loans, originated for sale	(340)	(334)
Proceeds from sales of loans, originated for sale	19,346	20,374
Loans originated for sale	(18,023)	(20,915)
Amortization of deferred loan points	(120)	(55)
Net securities losses (gains)	505	(375)
Net trading account gains	(24)	(94)
Depreciation and amortization	389	405
Decrease (increase) in trading account	24	(77)
(Increase) decrease in accrued income receivable	(573)	201
Decrease (increase) in other assets	220	(63)
Increase (decrease) in other liabilities	1,135	(302)

Total adjustments	2,664	(2,258)

Net cash provided by operating activities	6,694	2,278

Cash flows from investing activities:
Purchases of securities available-for-sale	(79,416)	(138,074)
Proceeds from sales of securities available-for-sale	49,401	119,976
Proceeds from maturities of securities available-for-sale	2,000	-
Paydowns on mortgage-backed securities	17,465	19,742
(Purchases) redemptions of Federal Home Loan Bank stock, net	(239)	2,435
(Originations) repayment of loans, net	(13,538)	12,408
Purchases of premises and equipment, net	(138)	(440)
Proceeds from sales of foreclosed real estate and repossessed property, net	213	146

Net cash (used for) provided by investing activities	(24,252)	16,193

Cash flows from financing activities:
Net increase (decrease) in time deposits	7,492	(10,987)
Net increase in other deposits	9,266	20,344
Net increase in Federal funds purchased and repurchase agreements	4,021	22,767
Proceeds from Federal Home Loan Bank borrowings	10,000	33,800
Repayment of Federal Home Loan Bank borrowings	(10,064)	(83,330)
Proceeds from exercise of stock options	466	539
Repurchase of common stock	(431)	(2,453)
Cash dividends paid	(2,992)	(1,911)

Net cash provided by (used for) financing activities	17,758	(21,231)

Net increase (decrease) in cash and cash equivalents	200	(2,760)
Cash and cash equivalents at beginning of period	19,481	23,190

Cash and cash equivalents at end of period	$ 19,681	$ 20,430

Noncash Investing and Financing Activities:
Decrease in net unrealized loss on securities available-for-sale	$ 2,885	$ 2,542
Transfer of loans to foreclosed real estate/repossessed property	93	55

The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
BANCORP CONNECTICUT, INC.

Note 1 - Basis of Presentation

The consolidated condensed financial statements of Bancorp Connecticut, Inc. (the "Company") include the accounts of its wholly owned subsidiary, Southington Savings Bank (the "Bank"). In the state of Connecticut, the Bank operates four branches in Southington, including a limited service facility, and three additional branch offices in Cheshire, Kensington and Wallingford. The Cheshire and Kensington branches were opened in April 2001. The Bank has three subsidiaries located in Southington, Connecticut: BCI Financial Corporation ("BCIF"), SSB Mortgage Corporation ("SSBM") and SSB Insurance Services, Inc. ("SSBI"). BCIF is an indirect auto finance subsidiary. SSBM is a passive investment company formed to take advantage of changes in Connecticut state tax statutes. SSBI earns commissions on consumer and business insurance coverage referrals through a joint marketing agreement with an insurance agency. The Bank's primary source of revenue is providing loans to commercial and consumer customers. In July 2001, the Bank effected the change of its charter from a savings bank to a commercial bank, as approved by the Connecticut Banking Commissioner on May 9, 2001. This change was made in order to more closely reflect how the Bank presently conducts its banking operations. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 11, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $28.00 per share in cash. Banknorth is a commercial banking company headquartered in Portland, Maine. The proposed transaction is subject to all required regulatory approvals, the approval by shareholders of the Company and other customary conditions. The proposed transaction is expected to close in the third quarter of 2002. Certain merger costs will be incurred by the Company prior to the expected closing date. As of July 25, 2002, all regulatory approvals have been obtained. The Company's shareholders will consider and vote on the approval of the merger at the Company's annual meeting of shareholders to be held on August 15, 2002.

The consolidated condensed statement of condition as of June 30, 2002, the consolidated condensed statements of income for the three and six month periods ended June 30, 2002 and 2001, and the consolidated condensed statements of changes in shareholders' equity and consolidated condensed statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001, and the changes in shareholders' equity and cash flows for the six month periods ended June 30, 2002 and 2001. Results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results for any other period.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale were as follows:

	June 30, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)

United States Government and agency obligations	$ 37,040	$ 453	$ (637)	$ 36,856
Municipal bonds	11,139	94	(204)	11,029
Corporate bonds	14,996	168	(38)	15,126
Federal agency mortgage-backed securities	140,197	1,665	(266)	141,596
Capital trust preferreds	24,772	186	(1,339)	23,619
Money market preferreds	24,700	-	-	24,700
Marketable equity securities	13,260	404	(1,320)	12,344
Mutual funds - broker	19,789	-	-	19,789
Mutual funds - other	423	-	(49)	374

Total	$ 286,316	$ 2,970	$ (3,853)	$ 285,433

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)

United States Government and agency obligations	$ 22,598	$ 194	$ (1,915)	$ 20,877
Municipal bonds	13,177	127	(104)	13,200
Corporate bonds	14,769	164	(184)	14,749
Federal agency mortgage-backed securities	156,977	547	(1,739)	155,785
Capital trust preferreds	28,796	205	(1,924)	27,077
Money market preferreds	27,701	-	-	27,701
Marketable equity securities	20,875	546	(1,247)	20,174
Mutual funds - broker	9,531	-	-	9,531
Mutual funds - other	318	8	-	326

Total	$ 294,742	$ 1,791	$ (7,113)	$ 289,420

Note 3 - Loans

The composition of the loan portfolio was as follows:

	June 30, 2002	December 31, 2001

	(in thousands)

Commercial	$ 89,149	$ 90,830
Commercial real estate	55,928	53,338
Residential real estate	101,472	107,791
Real estate construction	12,199	5,379
Consumer	92,995	82,767

	351,743	340,105
Less:
Deferred loan fees	(452)	(556)
Allowance for loan losses	(5,645)	(6,029)

Total loans	$ 345,646	$ 333,520

Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:
	Six Months Ended June 30,

	2002	2001

	(in thousands)

Balance, beginning of year	$ 6,029	$ 6,019
Provision for loan losses	400	110
Loans charged-off	(929)	(178)
Recoveries	145	101

Balance, end of period	$ 5,645	$ 6,052

Note 5 - Nonperforming Assets

The balances of nonperforming assets were as follows:
	June 30, 2002	December 31, 2001

	(dollars in thousands)
Nonaccrual loans:
Commercial	$ 537	$ 70
Commercial real estate	43	53
Residential real estate	125	221
Consumer	114	23

Total nonaccrual loans	819	367
Accruing loans past due 90 days or more	-	-

Total nonperforming loans	819	367
Foreclosed real estate, net	-	30
Repossessed automobiles	-	8

Total nonperforming assets	$ 819	$ 405

Nonperforming loans as a percentage of total loans	0.23%	0.11%

Nonperforming assets as a percentage of total assets	0.12%	0.06%

Restructured loans in compliance with modified terms not included above	$ 455	$ 464

Note 6 - Deposits

Deposits consisted of the following:

	June 30, 2002	December 31, 2001

	(in thousands)

Noninterest-bearing demand deposits	$ 52,302	$ 48,516
NOW accounts	60,734	64,362
Regular savings	85,062	78,500
Money market savings	44,634	42,088
Certificates of deposit - under $100,000	142,495	139,046
Certificates of deposit - $100,000 and over	46,681	42,951
Club accounts	587	274

Total	$ 432,495	$ 415,737

Note 7 - Funds Borrowed

Funds borrowed consisted of the following:

	June 30, 2002	December 31, 2001

	(in thousands)

Federal funds purchased	$ 3,500	$ 1,725
Securities sold under repurchase agreements - Broker	62,600	55,100
Securities sold under repurchase agreements - Customer	6,895	12,148

	72,995	68,973
Federal Home Loan Bank advances	94,735	94,800

Total	$ 167,730	$ 163,773

Note 8 - Per Common Share Data

Basic earnings per share is computed using the weighted average common shares outstanding during the periods presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Basic	5,171,848	5,129,690	5,166,200	5,150,401
Effect of dilutive stock options	357,703	297,038	324,431	281,764

Diluted	5,529,551	5,426,728	5,490,631	5,432,165

Note 9 - Shareholders' Equity

The following table presents the components and related tax effects allocated to other comprehensive loss for the six-month period ended June 30, 2002:

	Before Tax Amount	Tax (Benefit) Expense	Net of Tax Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 3,934	$ 1,377	$ 2,557
Less: reclassification adjustment for losses realized in net income	(505)	(177)	(328)

Net unrealized gains on securities	$ 4,439	$ 1,554	$ 2,885

The following table presents the components and related tax effects allocated to other comprehensive loss for the six-month period ended June 30, 2001:

	Before Tax Amount	Tax Expense	Net Of Tax Amount

(in thousands)

Net unrealized gains on securities arising during the period	$ 4,226	$ 1,437	$ 2,789
Less: reclassification adjustment for gains realized in net income	375	128	247

Net unrealized gains on securities	$ 3,851	$ 1,309	$ 2,542

In April 2000, the Company's Board of Directors voted to authorize a new share-buyback program of up to 5% (262,000) of its then outstanding shares of common stock over the next year. In April 2001, this share-buyback program was terminated in accordance with its terms. Pursuant to that program, the Company purchased 101,000 shares of its outstanding shares of common stock at an average price of $15.24 per share, or 1.9% of its outstanding shares as of April 2000 and April 2001.

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
ENDED JUNE 30, 2002 AND 2001

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

On April 11, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $28.00 per share in cash. Banknorth is a commercial banking company headquartered in Portland, Maine. The proposed transaction is subject to all required regulatory approvals, the approval by shareholders of the Company and other customary conditions. The proposed transaction is expected to close in the third quarter of 2002. Certain merger costs will be incurred by the Company prior to the expected closing date. As of July 25, 2002, all regulatory approvals have been obtained. The Company's shareholders will consider and vote on the approval of the merger at the Company's annual meeting of shareholders to be held on August 15, 2002.

Changes in Financial Condition

Investments - Securities available-for-sale decreased $3,987,000 or 1.4% to $285,433,000 as of June 30, 2002 from $289,420,000 as of December 31, 2001. Activity in the investment portfolio is undertaken primarily to improve net interest income, over time, by taking advantage of market conditions to enhance returns on these investments. Proceeds from maturities and sales (excluding net realized losses) and pay-downs on Federal agency mortgage-backed securities net of purchases of securities amounted to $8,663,000. Net sales of marketable equity securities (excluding net realized losses) amounted to $7,615,000 during this period as proceeds from sales were reinvested in short-term investments in contemplation of the aforementioned merger. Net unrealized losses (excluding the income tax benefits) in the securities portfolio totaled $883,000 as of June 30, 2002, a decrease of $4,439,000, compared to unrealized losses of $5,322,000 as of December 31, 2001. This decrease in net unrealized losses of $4,439,000 was primarily a result of lower long-term interest rates as of June 30, 2002 compared to December 31, 2001 and the resultant impact on the values of the Federal agency mortgage-backed securities and the bond portfolios.

As of June 30, 2002, $24,700,000 of the securities portfolio was comprised of money market preferred stocks. These securities are highly liquid, generally reprice every 49 days and are subject to the tax advantages of the Federal dividends received deduction in 2002 and 2001. In addition, $19,789,000 of the securities portfolio consisted of U.S. Government and Federal agency par value mutual funds that are available for withdrawal on a daily basis.

Loans - Loans increased $11,638,000 or 3.4% to $351,743,000 as of June 30, 2002 from $340,105,000 as of December 31, 2001 primarily as a result of an increase in consumer loans. Consumer loans, which represented 26.4% of the loan portfolio as of quarter-end, increased $10,228,000 or 12.4% mainly due to loans closed by BCIF, the Bank's auto loan financing subsidiary. Residential real estate loans, which represented 28.9% of the loan portfolio as of June 30, 2002, decreased by $6,319,000 or 5.9%. Of this decrease, $1,810,000 was attributable to residential real estate loans held for sale. The Bank's primary focus with respect to residential real estate loans continues to be origination for sale, on a servicing released basis, or referral to third parties. Real estate construction loans increased $6,820,000 or 126.8% primarily in the commercial construction category. Commercial loans and commercial real estate loans, which represented 41.3% of the loan portfolio as of June 30, 2002, remained relatively constant, as compared to December 31, 2001, reflecting an increase of $909,000 or 0.6%.

Deposits - Total deposits increased $16,758,000 or 4.0% to $432,495,000 as of June 30, 2002 from $415,737,000 as of December 31, 2001. Core deposit categories reflected a net increase of $9,266,000 or 4.0%, due to higher regular savings, money market savings and noninterest-bearing demand deposit account balances of $6,562,000, $2,546,000 and $3,786,000, respectively, partially offset by lower NOW account balances of $3,628,000. This core deposit increase was supplemented by a rise in certificates of deposit and club accounts of $7,492,000 or 4.1%.

Borrowings - Funds borrowed increased $3,957,000 or 2.4% from 163,773,000 as of December 31, 2001 to $167,730,000 as of June 30, 2002. Federal funds purchased and securities sold under agreements to repurchase increased $4,022,000 or 5.8% to $72,995,000 as of June 30, 2002 from $68,973,000 as of December 31, 2001. Increases in repurchase agreements to broker/dealers and Federal funds purchased of $7,500,000 and $1,775,000, respectively, were partially offset by a decrease in repurchase agreements to customers of $5,253,000. The increase in repurchase agreements to broker/dealers reflects the funding of unsettled security purchases as of December 31, 2001. Advances from the Federal Home Loan Bank of Boston (the "FHLB") of $94,735,000 remained relatively constant as compared to the year-end 2001 balance of $94,800,000. FHLB advances and broker/dealer repurchase agreements (i.e. borrowings) are used primarily to match certain loan originations and security purchases, to manage the maturities of interest-bearing liabilities, and to meet certain short-term liquidity needs as part of the Bank's overall asset/liability management strategy.

Changes in Results of Operations

Earnings - Net income for the quarter ended June 30, 2002 was $1,578,000 or $0.29 per diluted share compared to $2,205,000 or $0.41 per diluted share for the second quarter of 2001, a decrease of 29.3% on a per share basis. An increase in net interest income was more than offset by net security losses in 2002 versus gains in 2001, a higher provision for loan losses and merger-related expenses. The annualized return on average assets for the quarter ended June 30, 2002 was 0.95% compared to 1.45% for the same quarter last year while the return on average equity was 10.58% compared to 15.82% the previous year mainly due to the lower level of earnings.

Net income for the six months ended June 30, 2002 was $4,030,000 or $0.73 per diluted share compared to $4,536,000 or $0.84 per diluted share for the same period in 2001, a decrease of 13.1% on a per share basis. An increase in net interest income was more than offset by net security losses in 2002 versus gains in 2001, a higher provision for loan losses and merger-related expenses. The annualized return on average assets was 1.22% for the six months ended June 30, 2002 compared to 1.47% for the same period in 2001 while the return on average equity was 13.70% compared to 16.51% for the prior year period. The decrease in the return on average assets and equity were due primarily to the lower level of earnings.

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

Average interest-earning assets increased by $54,412,000 or 9.2% to $645,469,000 for the three months ended June 30, 2002 from $591,057,000 for the same quarter in 2001 mainly as a result of an increase in the loan and invested funds portfolios of $32,445,000 and $21,645,000, respectively, which were funded primarily by an inflow of funds from core deposits.

For the three months ended June 30, 2002, net interest income of $6,083,000, on a tax equivalent basis, increased $602,000 or 11.0% compared to the $5,481,000 for the same period in 2001. This increase is the result of the effect of a higher level of average interest-earning assets of $54,412,000 for the quarter ended June 30, 2002 as compared to the same period in 2001 coupled with a 6 basis point rise in the net interest margin between the two quarterly periods. Average noninterest-bearing demand deposits, which increased by $5,873,000 or 14.2% during the second quarter of 2002 compared to the same quarter in 2001, helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income, on a tax equivalent basis, to average interest-earning assets (net interest margin) was 3.77% for the quarter ended June 30, 2002 compared to 3.71% for the same period in 2001. The interest rate spread, the difference between the average interest rate on earning assets and interest-bearing liabilities, on a tax equivalent basis, was 3.31% in 2002 compared to 3.06% in 2001. Average yields on interest-earning assets declined 106 basis points while the overall interest rate on interest-bearing liabilities decreased 131 basis points between the two three-month periods. The greater decrease in the interest rate on interest-bearing liabilities primarily reflects the continued repricing of certificates of deposit in a lower interest rate environment without essentially any further drop in the market rates of interest, including the prime rate. It is not anticipated that future periods will benefit as much from the repricing of certificates of deposit since the majority of the certificates of deposit portfolio has already repriced at current market rates.

Average interest-earning assets increased by $40,517,000 or 6.8% to $640,767,000 for the six months ended June 30, 2002 from $600,250,000 for the same period in 2001 mainly as a result of an increase in the loan and invested funds portfolios of $27,612,000 and $14,209,000, respectively, which were funded primarily by an inflow of funds from core deposits.

For the six months ended June 30, 2002, net interest income of $12,133,000, on a tax equivalent basis, increased $1,269,000 or 11.7% compared to the $10,864,000 for the same period in 2001. This increase is mainly the result of the higher level of average interest-earning assets of $40,517,000 for the six months ended June 30, 2002 as compared to the same period in 2001. Average noninterest-bearing demand deposits, which increased by $6,305,000 or 15.5% during the six months ended June 30, 2002 compared to the same quarter in 2001, helped reduce the average cost of funds and thus had a positive effect on net interest income.

The ratio of net interest income, on a tax equivalent basis, to average interest-earning assets (net interest margin) was 3.79% for the six months ended June 30, 2002 compared to 3.62% for the same period in 2001. The interest rate spread, on a tax equivalent basis, was 3.32% in 2002 compared to 2.95% in 2001. Average yields on interest-earning assets declined 110 basis points while the overall interest rate on interest-bearing liabilities decreased 147 basis points between the two six-month periods. The greater decrease in the interest rate on interest-bearing liabilities primarily reflects the continued repricing of deposits in a lower interest rate environment without essentially any further drop in the market rates of interest, including the prime rate.

Provision for Loan Losses - For the three months ended June 30, 2002 and 2001, the provisions for loan losses were $400,000 and $0 respectively. Net loan charge-offs totaled $779,000 for the second quarter of 2002, primarily attributable to charge-offs associated with two commercial credits, compared to $19,000 for the same period in 2001. A provision for loan losses was provided during the second quarter of 2002 in light of net charge-offs, allowing for previously established reserves on the aforementioned two commercial credits and, somewhat mitigated by continued favorable delinquency statistics and stable economic conditions in the Company's market area.

For the six months ended June 30, 2002 and 2001, the provisions for loan losses were $400,000 and $110,000, respectively. Net loan charge-offs totaled $784,000 for the six months ended June 30, 2002 compared to $77,000 during the same period in 2001.

The allowance for loan losses was $5,645,000 or 1.60% of outstanding loans as of June 30, 2002 compared to $6,029,000 or 1.77% of outstanding loans as of December 31, 2001 and $6,052,000 or 1.93% of outstanding loans as of June 30, 2001. Nonperforming loans were $819,000 as of June 30, 2002, $367,000 as of December 31, 2001 and $333,000 as of June 30, 2001, representing .23%, .11% and .11%, respectively, of outstanding loans. The increase in nonperforming loans as of June 30, 2002 is also attributable to the aforementioned two commercial credits.

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

Noninterest Income - Total noninterest income decreased $698,000 or 65.7% to $364,000 in the second quarter of 2002 as compared to $1,062,000 for the same period in 2001. Core noninterest income, as shown in the following table, decreased by $145,000 or 15.5% to $788,000 in 2002 from $933,000 in 2001. The following table presents a comparison of the components of noninterest income.

	Three Months Ended June 30,		Increase (Decrease)

	2002	2001	Amount	Percent

(dollars in thousands)

Service charges on deposit accounts	$ 343	$ 274	$ 69	25.2%
Gains on sales of loans, originated for sale	138	189	(51)	(27.0)
Brokerage servicing fees	95	127	(32)	(25.2)
Call options premiums	47	148	(101)	(68.2)
Other	165	195	(30)	(15.4)

Core noninterest income	788	933	(145)	(15.5)
Net securities (losses) gains	(428)	98	(526)	(536.7)
Net trading account gains	4	31	(27)	(87.1)

Total noninterest income	$ 364	$ 1,062	$ (698)	(65.7)

The rise in service charges on deposit accounts is primarily the result of price increases instituted during the first quarter of 2002, increased collection efforts implemented in connection with management's initiative to improve the Bank's overall fee income and a $11,000 volume increase in fees generated from the Bank's SSB ATM/Debit card product for its retail customers. The gains on sales of loans, originated for sale, decreased $51,000 reflecting reduced volume from sales of residential real estate loans of $57,000 partially offset by $6,000 of increased income from loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company. Brokerage servicing fees decreased $32,000 due to lower sales volume as a result of the current unsettled market conditions. Call options premiums declined by $101,000 as a result of decreased activity. The Company sells call options on certain of its equity securities as a means of enhancing its overall rate of return on these investments. Pursuant to the previously mentioned definitive agreement with Banknorth Group, Inc., the Company is precluded from acquiring equity securities, as defined therein, without the prior written consent of Banknorth Group, Inc., except for equity securities that are permissible investments for a national bank. Accordingly, the Company's income from the sale of call options in future periods may continue to be substantially below historical levels. The decrease in other income reflects reduced insurance fee income of $26,000.

Management regularly reviews the Company's securities available-for-sale portfolio for individual securities that have significantly declined in fair value from their amortized cost basis for an extended period of time. The evaluation includes the amount and duration of the fair value decline, changes in credit ratings and the business outlook for the company. When a decline in fair value is deemed to be "other than temporary", the amortized cost basis of the individual security is written down to fair value. The amount of the write-down is included in earnings as a realized loss. Included in net securities losses for the three months ended June 30, 2002 are $23,000 of net securities gains realized on sales of securities available-for-sale and $451,000 of losses resulting from the write-down of certain equity securities determined to have "other than temporary" declines in fair value. Included in net securities gains for the quarter ended June 30, 2001 were $467,000 of "other than temporary" write-downs and $565,000 of net securities gains realized on sales of securities available-for-sale.

Total noninterest income decreased $1,158,000 or 48.6% to $1,225,000 for the six months ended June 30, 2002 as compared to $2,383,000 for the same period in 2001. Core noninterest income, as shown in the following table, decreased by $208,000 or 10.9% to $1,706,000 in 2002 from $1,914,000 in 2001. The following table presents a comparison of the components of noninterest income.

	Six Months Ended June 30,		Increase (Decrease)

	2002	2001	Amount	Percent

(dollars in thousands)

Service charges on deposit accounts	$ 649	$ 511	$ 138	27.0%
Gains on sales of loans, originated for sale	340	334	6	1.8
Brokerage servicing fees	198	299	(101)	(33.8)
Call options premiums	175	437	(262)	(60.0)
Other	344	333	11	3.3

Core noninterest income	1,706	1,914	(208)	(10.9)
Net securities (losses) gains	(505)	375	(880)	(234.7)
Net trading account gains	24	94	(70)	(74.5)

Total noninterest income	$ 1,225	$ 2,383	$ (1,158)	(48.6)

The rise in service charges on deposit accounts is primarily the result of price increases instituted during the first quarter of 2002, increased collection efforts implemented in connection with management's initiative to improve the Bank's overall fee income, a $23,000 volume increase in fees generated from the Bank's SSB ATM/Debit card product for its retail customers and an increase of $18,000 in ATM usage fees. The gains on sales of loans, originated for sale, rose $6,000 reflecting $62,000 of increased income from loans generated for sale into the secondary market by BCIF, the Bank's indirect auto finance company, partially offset by reduced volume from sales of residential real estate loans of $56,000. Brokerage servicing fees decreased $101,000 due to lower sales volume as a result of the current unsettled market conditions. Call options premiums declined by $262,000 as a result of decreased activity as explained in the above quarterly analysis. The increase in other income mainly reflects increased auto loan servicing income of $38,000 and higher safe deposit fees of $7,000 partially offset by reduced insurance fee income of $34,000.

Included in net securities losses for the six months ended June 30, 2002 are $38,000 of net securities losses realized on sales of securities available-for-sale and $467,000 of losses resulting from the write-down of certain equity securities determined to have "other than temporary" declines in fair value. Included in net securities gains for the six months ended June 30, 2001 were $467,000 of "other than temporary" write-downs and $842,000 of net securities gains realized on sales of securities available-for-sale.

Noninterest Expense - The increase in operating expenses of $287,000 for the second quarter of 2002 compared to the same period in 2001 reflects merger-related costs to date of $401,000 in connection with the previously mentioned definitive agreement with Banknorth Group, Inc. Exclusive of merger-related costs, operating expenses decreased $114,000 or 3.6% to $3,051,000 in 2002 from $3,165,000 in 2001. The Company's efficiency ratio was 46.11% during the second quarter of 2002 compared to 50.83% for the same period in 2001. The efficiency ratio is equal to total noninterest expense (excluding foreclosed real estate and repossessed property expense (recoveries), net and merger-related expense) divided by the total of net interest income and noninterest income (excluding net securities (losses) gains and net trading account gains).

Salaries and employee benefits were $129,000 or 7.2% higher for the quarter ended June 30, 2002 compared to the same period of 2001. This increase primarily reflects scheduled employee annual salary increases, $69,000 of higher pension expense as a result of changes in actuarial assumptions and an increase in other compensation expense of $25,000.

The expenses related to furniture and equipment decreased $28,000 or 9.3% to $272,000 for the second quarter of 2002 compared to $300,000 for the same period in 2001. Depreciation expense decreased by $19,000 in 2002 compared to the previous year mainly due to reduced capital expenditures while expensed non-capital purchases also decreased by $12,000.

Advertising expense decreased $105,000 or 80.8% to $25,000 for the second quarter of 2002 compared to $130,000 for the same period in 2001 primarily due to the curtailment of advertising expenditures as a result of the pending merger.

The decrease in other noninterest expenses of $127,000 or 20.6% for the three months ended June 30, 2002 compared to the same period of 2001 reflects net expense reductions of $74,000 for accrual adjustments (such as audit fees) as a result of the pending merger and the increase in net foreclosed real estate and repossessed property recoveries that amounted to $24,000. Exclusive of the aforementioned items, the $29,000 or 4.6% decrease in other noninterest expenses reflects a net decrease in a number of miscellaneous expense categories.

The increase in operating expenses of $400,000 for the six months ended June 30, 2002 compared to the same period in 2001 reflects merger-related costs to date of $401,000 in connection with the previously mentioned definitive agreement with Banknorth Group, Inc. Exclusive of merger-related costs, operating expenses of $6,237,000 were relatively constant for 2002 compared to $6,238,000 for 2001. The Company's efficiency ratio, as previously defined, was 46.97% for the six months ended June 30, 2002 compared to 50.37% for the same period in 2001.

Salaries and employee benefits increased $230,000 or 6.5% for the first six months of 2002 compared to the same period of 2001. This increase primarily reflects scheduled employee annual salary increases, $138,000 of higher pension expense as a result of changes in actuarial assumptions, an increase in other compensation expense of $51,000 and increased utilization of temporary employees of $29,000 partially offset by reduced commission wages of $20,000. Staffing costs resulting from two new branch facilities opened in April 2001 were offset with reduced employee levels in other areas of the Company.

The expenses related to furniture and equipment totaled $538,000 for the six months ended June 30, 2002 compared to $569,000 for the same period in 2001, a decrease of $31,000 or 5.5%. Depreciation expense decreased by $19,000 in 2002 compared to the previous year mainly due to reduced capital expenditures while expensed non-capital purchases also decreased by $12,000.

Data processing expense increased $31,000 or 9.4% to $362,000 for the first six months of 2002 compared to $331,000 for the same period of 2001. This increase was mainly the result of a $14,000 increase in charges related to the Bank's in-house computer processing operations, a $13,000 rise in ATM processing charges due to volume and new services and increased internet site expenses of $6,000 partially offset by payroll conversion charges of $5,000 in 2001.

Advertising expense decreased $68,000 or 27.4% to $180,000 for the first six months of 2002 compared to $248,000 for the same period in 2001 primarily due to the curtailment of advertising expenditures as a result of the pending merger.

The decrease in other noninterest expenses of $176,000 or 14.1% for the first six months of 2002 compared to the same period of 2001 reflects net expense reductions of $74,000 for accrual adjustments (such as audit fees) as a result of the pending merger and the increase in net foreclosed real estate and repossessed property recoveries that amounted to $62,000. Exclusive of the aforementioned items, the $40,000 or 3.2% decrease in other noninterest expenses reflects a net decrease in a number of miscellaneous expense categories. Included in these miscellaneous expense category decreases are consulting fees of $63,000 incurred in 2001 in connection with management's initiative to improve the Bank's overall fee income that were partially offset by increased expenses in 2002 in legal fees of $22,000 and correspondent bank service charges of $30,000, the latter of which was incurred in lieu of maintaining compensating balances.

Provision for Income Taxes - The provision for income taxes for the three months ended June 30, 2002 and 2001 was $838,000 and $1,007,000, respectively, representing effective tax rates of 34.7% and 31.4%, respectively.

The provision for income taxes for the six months ended June 30, 2002 and 2001 was $1,891,000 and $1,998,000, respectively, representing effective tax rates of 31.9% and 30.6%, respectively.

With respect to the merger-related expenses incurred in the second quarter of 2002, $397,000 are a direct non-tax deductible charge to earnings, resulting in the increased effective tax rates for 2002 compared to 2001. The effective income tax rates are below statutory rates primarily as a result of the dividends received deduction with respect to dividends earned on equity investments and the existence of the passive investment company, which eliminates state income taxes.

Liquidity - The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of a banking institution's sources and uses of funds. The Bank's Asset Liability Committee is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of June 30, 2002, that liquidity as measured by the Company is well in excess of its minimum guidelines.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from the Federal Home Loan Bank of Boston (the "FHLB") and securities sold under repurchase agreements and maturities and prepayments of its securities. Such sources are supplemented by Federal funds sold and unencumbered securities available-for-sale. Brokered deposits were not utilized as a source of funds during 2002 or 2001, and none were outstanding as of June 30, 2002.

The Bank is a member of the FHLB, which makes substantial borrowings available to its members. The Bank is eligible to borrow against its assets in an amount not to exceed collateral as defined by the FHLB. As of June 30, 2002, the Bank's current borrowing capacity totaled $111,753,000. The Bank's actual FHLB borrowings on that date were $94,735,000. Based upon unencumbered securities as of June 30, 2002, the Bank had the ability to increase its potential borrowing capacity at the FHLB to $153,055,000 as of June 30, 2002. Management believes that the current level of liquidity is adequate given the nature of the Company's operations.

The inflow and outflow of funds is detailed in the consolidated condensed statements of cash flows for the six months ended June 30, 2002 and 2001 and is summarized below.

During the current period, cash and cash equivalents increased by $200,000, as net cash provided by operating and financing activities of $24,452,000 exceeded the net cash used for investing activities of $24,252,000.

The net cash provided by financing activities of $17,758,000 for the six months ended June 30, 2002 primarily reflected a net increase in deposits of $16,758,000 and higher Federal funds purchased and repurchase agreements of $4,021,000 partially offset by cash dividends paid of $2,992,000.

Net cash used for investing activities of $24,252,000 for the six months ended June 30, 2002 was mainly attributable to net originations of loans by the Company totaling $13,538,000 and a net increased investment in securities available-for-sale in the amount of $10,550,000.

Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities, which focuses on maintaining stability in the interest rate spread, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in interest rate spreads and to minimize risk due to changes in interest rates. An asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. Management establishes overall policy and interest rate risk tolerance levels which are administered by the Bank's Asset Liability Committee on a monthly basis. See Item 3 for further discussion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain the ratios set forth in the table below. Management believes that there are no events or conditions that have occurred that would change its category. The Bank's actual capital amounts and ratios were (dollars in thousands):

	Actual			To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio		Amount		Ratio

As of June 30, 2002:
Total Capital (to Risk Weighted Assets)	$ 66,061	14.67%	>/=	$ 45,037	>/=	10.0%
Tier 1 Capital (to Risk Weighted Assets)	60,431	13.42	>/=	27,022	>/=	6.0
Tier 1 Capital (to Average Assets)	60,431	9.12	>/=	33,126	>/=	5.0

On April 17, 2002, the Board of Directors of the Company declared a cash dividend of $0.19 per common share that was paid on May 15, 2002 to shareholders of record on May 1, 2002. Subsequent to June 30, 2002, the Board of Directors of the Company declared a cash dividend of $0.19 per common share payable on August 15, 2002 to shareholders of record on August 1, 2002. Pursuant to the aforementioned definitive agreement between Banknorth Group, Inc. and the Company, the Company is precluded from paying dividends except for regular quarterly dividends not to exceed $0.19 per common share without the prior written consent of Banknorth Group, Inc.

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

In April 2001, the Company's Board of Directors voted to authorize a new share-buyback program of up to 10% (515,000) of its then outstanding shares of common stock over the next year. In April 2002, this share-buyback program was terminated in accordance with its terms. Pursuant to that program, the Company purchased 185,350 shares of its outstanding shares of common stock at an average price of $18.95 per share, or 3.6% of its outstanding shares as of April 2001 and April 2002. In light of the aforementioned definitive agreement between Banknorth Group, Inc. and the Company, the Company has not instituted another share-buyback program. Management believes that capital resources are adequate.

The per share closing market price of the Company common stock as of June 30, 2002 was $28.06 or 236% of its book value of $11.88 per share. As of December 31, 2001, the per share market value was $19.50 or 178% of its book value of $10.97 per share. As previously discussed, on April 11, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $28.00 per share in cash. The common stock closed at $28.00 on August 8, 2002.

Average Statements of Condition, Net Interest Income and Interest Rates (a)
	Three Months Ended June 30,

	2002			2001

(dollars in thousands)	Average Balance	Interest	Yield/ Rate(c)	Average Balance	Interest	Yield/ Rate(c)

Assets
Interest-earning assets:
Loans(b)	$ 344,626	$ 5,903	6.85%	$ 312,181	$ 6,300	8.07%
Taxable investment securities(c)	283,503	4,212	5.94	266,582	4,552	6.83
Municipal bonds - tax exempt(c)	11,457	207	7.23	5,617	110	7.83
Federal funds sold	601	2	1.33	717	9	5.02
Other interest-earning assets	5,282	48	3.63	5,960	91	6.11

Total interest-earning assets	645,469	10,372	6.43	591,057	11,062	7.49

Noninterest-earning assets	17,814			16,125

Total Assets	$ 663,283			$ 607,182

Liabilities and Equity
Interest-bearing liabilities:
NOW and savings deposits	$ 190,161	506	1.06	$ 158,072	929	2.35
Time deposits	187,900	1,654	3.52	183,691	2,415	5.26
Federal funds purchased and repurchase agreements	74,639	854	4.58	68,773	871	5.07
Federal Home Loan Bank Advances	96,776	1,275	5.27	93,634	1,366	5.84

Total interest-bearing liabilities	549,476	4,289	3.12	504,170	5,581	4.43
Noninterest-bearing liabilities:
Demand deposits	47,178			41,305
Other	6,983			5,955
Shareholders' equity	59,646			55,752

Total Liabilities and Shareholders' Equity	$ 663,283			$ 607,182

Net interest income on a tax equivalent basis(c)		6,083			5,481
Tax equivalent adjustment		(179)			(166)

Net interest income		$ 5,904			$ 5,315

Net interest spread (tax equivalent basis)			3.31%			3.06%

Net interest margin (tax equivalent basis)			3.77%			3.71%

(a)	Computed on an annualized basis.
(b)	Average balances for loans include nonaccrual and renegotiated balances.
(c)	Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% and a state income tax rate of 0% in 2002 and 2001, respectively.

Average Statements of Condition, Net Interest Income and Interest Rates (a)

	Six Months Ended June 30,

	2002			2001

(dollars in thousands)	Average Balance	Interest	Yield/ Rate(c)	Average Balance	Interest	Yield/ Rate(c)

Assets
Interest-earning assets:
Loans(b)	$ 342,262	$ 11,863	6.93%	$ 314,650	$ 12,873	8.18%
Taxable investment securities(c)	280,554	8,431	6.01	269,229	9,376	6.97
Municipal bonds - tax exempt(c)	11,701	423	7.23	5,613	220	7.84
Federal funds sold	886	8	1.81	4,090	115	5.62
Other interest-earning assets	5,364	94	3.50	6,668	217	6.51

Total interest-earning assets	640,767	20,819	6.50	600,250	22,801	7.60

Noninterest-earning assets	17,775			15,268

Total Assets	$ 658,542			$ 615,518

Liabilities and Equity
Interest-bearing liabilities:
NOW and savings deposits	$ 188,909	1,030	1.09	$ 153,161	1,873	2.45
Time deposits	185,791	3,416	3.68	185,001	5,010	5.42
Federal funds purchased and repurchase agreements	73,212	1,676	4.58	64,593	1,709	5.29
Other borrowings	97,599	2,564	5.25	110,799	3,345	6.04

Total interest-bearing liabilities	545,511	8,686	3.18	513,554	11,937	4.65

Noninterest-bearing liabilities:
Demand deposits	46,943			40,638
Other	7,258			6,362
Shareholders' equity	58,830			54,964

Total Liabilities and Shareholders' Equity	$ 658,542			$ 615,518

Net interest income on a tax equivalent basis(c)		12,133			10,864
Tax equivalent adjustment		(399)			(365)

Net interest income		$ 11,734			$ 10,499

Net interest spread (tax equivalent basis)			3.32%			2.95%

Net interest margin (tax equivalent basis)			3.79%			3.62%

(a)	Computed on an annualized basis.
(b)	Average balances for loans include nonaccrual and renegotiated balances.
(c)	Yields/Rates are computed on a tax equivalent basis using a Federal income tax rate of 34% and a state income tax rate of 0% in 2002 and 2001, respectively.

Rate/Volume Analysis
	Three Months Ended June 30, 2002 Compared to 2001			Six Months ended June 30, 2002 Compared to 2001

	Increase (Decrease) Due to			Increase (Decrease) Due to

(in thousands)	Volume	Rate	Net(1)	Volume	Rate	Net(1)

Interest earned on:
Loans	$ 614	$(1,011)	$ (397)	$ 1,067	$(2,077)	$ (1,010)
Taxable investment securities	277	(617)	(340)	382	(1,327)	(945)
Municipal bonds - tax exempt	106	(9)	97	221	(18)	203
Federal funds sold	(1)	(6)	(7)	(57)	(50)	(107)
Other interest-earning assets	(9)	(34)	(43)	(37)	(86)	(123)

Total interest income	987	(1,677)	(690)	1,576	(3,558)	(1,982)

Interest paid on:
NOW and savings deposits	161	(584)	(423)	365	(1,208)	(843)
Time deposits	54	(815)	(761)	21	(1,615)	(1,594)
Federal funds purchased and repurchase agreements	71	(88)	(17)	213	(246)	(33)
Federal Home Loan Bank advances	45	(136)	(91)	(374)	(407)	(781)

Total interest expense	331	(1,623)	(1,292)	225	(3,476)	(3,251)

Change in net interest income	$ 656	$ (54)	$ 602	$ 1,351	$ (82)	$ 1,269

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

The Company has filed relevant documents concerning the merger with the SEC, including a proxy statement. WE URGE INVESTORS TO READ THESE DOCUMENTS BECAUSE THEY CONTAIN IMPORTANT INFORMATION. Investors are able to obtain these documents free of charge at the SEC's website, www.sec.gov. In addition, documents filed with the SEC by the Company are available free of charge from the Secretary of the Company (Phillip J. Mucha, Secretary, Bancorp Connecticut, Inc., 121 Main Street, Southington, Connecticut 06489, telephone (860) 628-0351). The directors and executive officers of the Company may be deemed to be participants in the solicitation of proxies to approve the merger. Information about the directors and executive officers of the Company and ownership of Company common stock is set forth in the Company's proxy statement dated July 5, 2002 as filed with the SEC. THE COMPANY INVESTORS SHOULD READ THE PROXY STATEMENT AND OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY BEFORE MAKING A DECISION CONCERNING THE MERGER.

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

The Bank manages interest rate risk through an Asset Liability Committee comprised of certain directors and certain members of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis report and a simulation model. Traditional gap analysis identifies short and long-term interest rate positions or exposure. The simulation model measures the amount of short-term earnings at risk under both rising and falling rate scenarios. The Bank's interest rate risk as of June 30, 2002 and December 31, 2001 utilizing a simulation model to measure the estimated percentage change in net interest income due to an increase or decrease in market interest rates of up to 200 basis points, spread evenly over the next twelve months, is 5.3% and -10.0%, respectively, each within the Bank's established 10% of net interest income tolerance limit.

The Company's market risk also includes equity price risk. The Company's marketable equity securities portfolio had unrealized net losses of $916,000, consisting of $1,320,000 of losses and $404,000 of gains, as of June 30, 2002 which is included, net of taxes, in accumulated other comprehensive loss, a separate component of the Company's shareholders' equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's shareholders' equity would decrease as a result of unrealized losses and potential write-downs of certain equity securities due to declines in fair value deemed to be "other than temporary" that would be included in earnings as realized losses.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Not applicable

Item 2.	Changes in Securities and Use of Proceeds
Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information

On April 11, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $28.00 per share in cash. Banknorth is a commercial banking company headquartered in Portland, Maine. The proposed transaction is subject to all required regulatory approvals, the approval by shareholders of the Company and other customary conditions. The proposed transaction is expected to close in the third quarter of 2002. Certain merger costs will be incurred by the Company prior to the expected closing date. As of July 25, 2002, all regulatory approvals have been obtained. The Company's shareholders will consider and vote on the approval of the merger at the Company's annual meeting of shareholders to be held on August 15, 2002.

The Board of Directors amended the Company's Bylaws at its June 19, 2002 meeting to include a provision, as permitted by Delaware law, which allows the Board of Directors to announce, at any shareholders' meeting, the time and date of an adjourned meeting if the adjourned meeting is not more than 30 days after the meeting and if a new record date is not set. Prior to the amendment, the Bylaws provided that notice of an adjourned meeting shall be given to the stockholders not present or represented at the meeting.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits required by Item 601 of Regulation S-K
	Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 10, 2002, between Bancorp Connecticut, Inc. and Banknorth Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K/A (Amendment No. 1) dated April 11, 2002)

	3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696) (the "Registration Statement"))
	3.2	Amended and Restated Bylaws of Registrant (Exhibit 3.2 - Annexed Hereto)
	3.3	Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)
	4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)
	4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))
10.1

Employment and Non-Competition Agreement dated as of February 1, 2000, as amended, by and between the Company, the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

	10.2	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)
	10.3	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)
	10.4	Pension Plan of Southington Savings Bank, as amended (Exhibit 10.4-Annexed Hereto)
	10.5	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)
	10.6	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))
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

Bancorp Connecticut, Inc. (Registrant)

Date: August 8, 2002	/s/ Robert D. Morton
Robert D. Morton Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2002	/s/ Phillip J. Mucha
Phillip J. Mucha Chief Financial Officer and Treasurer/Secretary (Principal Accounting Officer)

CERTIFICATION OF PERIODIC REPORT

I, Robert D. Morton, Chief Executive Officer and I, Phillip J. Mucha, Chief Financial Officer, of Bancorp Connecticut, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 13540, that:
(1)

the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2002	/s/ Robert D. Morton
Robert D. Morton Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2002	/s/ Phillip J. Mucha
Phillip J. Mucha Chief Financial Officer and Treasurer/Secretary (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 10, 2002, between Bancorp Connecticut, Inc. and Banknorth Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K/A (Amendment No. 1) dated April 11, 2002)

3.1	Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-77696) (the "Registration Statement"))
3.2	Amended and Restated Bylaws of Registrant (Exhibit 3.2 - Annexed Hereto)
3.3	Certificate of Amendment of Certificate of Incorporation dated May 20, 1996 (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996)
4.1	Instruments defining the rights of security holders (Included in Exhibits 3.1 and 3.2)
4.2	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-333-2638))
10.1

Employment and Non-Competition Agreement dated as of February 1, 2000, as amended, by and between the Company, the Bank and Robert D. Morton (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.2	Southington Savings Bank 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement)
10.3	Southington Savings Bank 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement)
10.4	Pension Plan of Southington Savings Bank, as amended (Exhibit 10.4 - Annexed Hereto)
10.5	Southington Savings Bank Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996)
10.6	Bancorp Connecticut, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30146))
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